Form 10-Q
period 1996-09-30
TRIANGLE PHARMACEUTICALS INC
filed 1996-12-12
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-21589

                         Triangle Pharmaceuticals, Inc.

             (Exact name of registrant as specified in its charter)

           Delaware                                          56-1930728
-------------------------------------               ----------------------------
   (State or other jurisdiction of                        I.R.S. Employer
   incorporation or organization)                        Identification No.

                               4 University Place
                              4611 University Drive
                                Durham, NC 27707
               (Address of principal executive offices, zip code)

                                  919-493-5980
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

As of December 5, 1996, there were 17,567,890 shares of Triangle
Pharmaceuticals, Inc. common stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                                Table of Contents

Part I.  Financial Information                                         Page No.
                                                                       --------
     Item 1.  Financial Statements (unaudited)

              Condensed Balance Sheet -
                December 31, 1995 and September 30, 1996..............     3

              Condensed Statement of Operations - Period From
                Inception (July 12, 1995) Through September 30,
                1995, Three and Nine Months Ended September 30,
                1996 and Period From Inception (July 12, 1995)
                Through September 30, 1996............................     4

              Condensed Statement of Cash Flows - Period From
                Inception (July 12, 1995) Through September 30,
                1995, Nine Months Ended September 30, 1996 and
                Period From Inception (July 12, 1995) Through
                September 30, 1996....................................     5

              Condensed Statement of Stockholder's Equity -
                Period From Inception (July 12, 1995) Through
                December 31, 1995 and the Nine Months Ended
                September 30, 1996 (unaudited)........................     6

              Notes to Condensed Financial Statements ................    7-8

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................    9-22

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K .......................    23

Signatures ...........................................................    24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         Triangle Pharmaceuticals, Inc.
                         (A Development Stage Company)

                            Condensed Balance Sheet

                                                              December 31,   September 30,
                                                                 1995            1996
                                                              ------------   -------------
                                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents ................................  $  3,081,586   $  4,687,353
  Restricted deposits ......................................          --           46,012
  Investments ..............................................          --        9,558,127
  Interest receivable ......................................          --          139,065
  Other receivables ........................................          --          383,984
  Prepaid expenses .........................................          --          686,348
                                                              ------------   ------------
     Total current assets ..................................     3,081,586     15,500,889
                                                              ------------   ------------
Laboratory and office equipment ............................        22,605        768,059
Less accumulated depreciation ..............................        (2,206)       (53,241)
                                                              ------------   ------------
                                                                    20,399        714,818
                                                              ------------   ------------
Restricted deposits ........................................          --          128,988
                                                              ------------   ------------
     Total assets ..........................................  $  3,101,985   $ 16,344,695
                                                              ============   ============


Liabilities and Stockholders' Equity
   Current liabilities:
   Accounts payable .......................................   $    122,751   $    352,619
   Accrued license fees ....................................          --          800,000
   Accrued vacation pay ....................................          --           91,006
   Other accrued expenses ..................................        91,718        644,191
                                                              ------------   ------------
     Total current liabilities .............................       214,469      1,887,816
                                                              ------------   ------------
     Total liabilities .....................................       214,469      1,887,816
                                                              ------------   ------------
Commitments and contingencies ..............................

Stockholders' equity:
   Series A convertible preferred stock, $ 0.001 par
     value; authorized 5,400,000 shares; issued and
     outstanding 5,181,671 and 5,231,671 shares ............         5,182          5,232
   Series B convertible preferred stock, $0.001 par
     value; authorized 4,000,000 shares; issued and
     outstanding -0- and 3,706,234 shares ..................          --            3,706
   Warrants ................................................          --          110,894
   Common stock, $0.001 par value; authorized
     30,000,000 shares; issued and outstanding 2,670,000 and
     4,077,333 shares ......................................         2,670          4,077
   Additional paid-in-capital ..............................     3,858,997     23,531,393
   Accumulated deficit during development stage ............      (967,583)    (9,005,860)

   Deferred compensation ...................................       (11,750)      (192,563)
                                                              ------------   ------------
     Total stockholders' equity ............................     2,887,516     14,456,879
                                                              ------------   ------------
     Total liabilities and stockholders' equity ............  $  3,101,985   $ 16,344,695
                                                              ============   ============


The accompanying notes are an integral part of these condensed financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)

                        Condensed Statement of Operations
                                   (Unaudited)

                                              Period From                                        Period From
                                               Inception          Three            Nine           Inception
                                            (July 12, 1995)      Months           Months       (July 12, 1995)
                                                Through           Ended            Ended           Through
                                             September 30,    September 30,    September 30,    September 30,
                                                 1995             1996             1996             1996
                                             ------------     ------------     ------------     ------------
Operating expenses:
  License  fees ...........................          --       $    494,397     $  3,246,226     $  3,246,226
  Development .............................          --          1,270,731        2,613,322        2,613,322
  General and administrative ..............  $    381,849          998,528        2,488,684        3,493,499
                                             ------------     ------------     ------------     ------------
                                                  381,849        2,763,656        8,348,232        9,353,047
                                             ------------     ------------     ------------     ------------

Interest Income ...........................         6,593          224,797          309,955          347,187
                                             ------------     ------------     ------------     ------------
Net loss ..................................  $   (375,256)    $ (2,538,859)    $ (8,038,277)    $ (9,005,860)
                                             ============     ============     ============     ============

Pro forma net loss per share ..............  $      (0.03)    $      (0.19)    $      (0.58)
                                             ============     ============     ============

Shares used in computing pro forma net loss
   per share ..............................    14,277,498       13,045,548       13,863,850
                                             ============     ============     ============


The accompanying notes are an integral part of these condensed financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                           Period From
                                                            Inception                        Period From
                                                            (July 12,                         Inception
                                                              1995)         Nine Months    (July 12, 1995)
                                                             Through           Ended           Through
                                                          September 30,    September 30,    September 30,
                                                              1995             1996             1996
                                                          -------------    -------------    -------------
Cash flows from operating activities:
Net loss ...............................................  $   (375,256)    $ (8,038,277)    $ (9,005,860)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation and amortization ........................           784           51,035           53,241
  Stock-based compensation: license fees ...............          --            636,000          636,000
  Stock-based compensation: development ................          --            332,135          332,135
  Stock-based compensation: general and administrative .          --            185,286          185,536
  Change in assets and liabilities:
    Receivables ........................................          (157)        (523,049)        (523,049)
    Prepaid expenses ...................................       (15,000)        (686,348)        (686,348)
    Accounts payable ...................................        42,939          229,868          352,619
    Accrued license fees, vacation pay and other
      expenses .........................................       154,016        1,377,141        1,468,859
                                                          ------------     ------------     ------------
Net cash used by operating activities ..................      (192,674)      (6,436,209)      (7,186,867)
                                                          ------------     ------------     ------------
Cash flows from investing activities:
  Purchase of restricted deposits ......................          --           (175,000)        (175,000)
  Purchase of investments ..............................          --         (9,558,127)      (9,558,127)
  Purchase of laboratory and office equipment ..........       (18,689)        (745,454)        (768,059)
                                                          ------------     ------------     ------------
Net cash used by investing activities ..................       (18,689)     (10,478,581)     (10,501,186)
                                                          ------------     ------------     ------------
Cash flows from financing activities:
  Sale of stock, net of related expenses ...............       703,750       18,496,839       22,351,688
  Sale of warrants .....................................          --                130              130
  Proceeds from stock options exercised ................          --             23,588           23,588
                                                          ------------     ------------     ------------
Net cash provided by financing activities ..............       703,750       18,520,557       22,375,406
                                                          ------------     ------------     ------------
Net increase in cash ...................................       492,387        1,605,767        4,687,353
Cash and cash equivalents at beginning of period .......          --          3,081,586             --
                                                          ------------     ------------     ------------
Cash and cash equivalents at end of period .............  $    492,387     $  4,687,353     $  4,687,353
                                                          ============     ============     ============


The accompanying notes are an integral part of these condensed financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)

                   Condensed Statement of Stockholders' Equity

                                       Series A                   Series B                                Common Stock
                                      Convertible                Convertible                              ------------
                                    Preferred Stock            Preferred Stock
                                    ---------------            ---------------
                                  Shares       Amount        Shares        Amount      Warrants        Shares       Amount
                                  ------       ------        ------        ------      --------        ------       ------
Initial sale of stock             933,334    $      933          --            --            --       1,175,000    $   1,175
Additional sale of stock        4,248,337         4,249          --            --            --       1,495,000        1,495
Stock-based compensation             --            --            --            --            --            --           --
Net loss, July 12 through
  December 31, 1995                  --            --            --            --            --            --           --
                                --------------------------------------------------------------------------------------------
Balance, December 31, 1995      5,181,671         5,182          --            --            --       2,670,000        2,670
(Unaudited)
Sale of stock                      50,000            50     3,706,234    $    3,706          --         410,000          410
Sale of warrants                     --            --            --            --      $      130          --           --
Stock-based compensation             --            --            --            --         110,764       700,000          700
Stock options exercised              --            --            --            --            --         297,333          297
Net loss                             --            --            --            --            --            --           --
                                --------------------------------------------------------------------------------------------
Balance, September 30, 1996     5,231,671    $    5,232     3,706,234    $    3,706    $  110,894     4,077,333    $   4,077
                                ============================================================================================

                                   Additional
                                     Paid         Accumulated       Deferred
                                    Capital         Deficit       Compensation       Total
                                    -------         -------       ------------       -----
Initial sale of stock             $    709,642            --               --     $    711,750
Additional sale of stock             3,137,355            --               --        3,143,099
Stock-based compensation                12,000            --     $      (11,750)           250
Net loss, July 12 through
  December 31, 1995                       --      $   (967,583)            --         (967,583)
                                  ------------------------------------------------------------
Balance, December 31, 1995           3,858,997        (967,583)         (11,750)     2,887,516
(Unaudited)
Sale of stock                       18,492,673            --               --       18,496,839
Sale of warrants                          --              --               --              130
Stock-based compensation             1,126,500            --           (155,865)     1,082,099
Stock options exercised                 53,223            --            (24,948)        28,572
Net loss                                  --        (8,038,277)            --       (8,038,277)
                                  ------------------------------------------------------------
Balance, September 30, 1996       $ 23,531,393    $ (9,005,860)  $     (192,563)  $ 14,456,879
                                  ============================================================

The accompanying notes are an integral part of these condensed financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Develpment Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's registration statement on Form S-1 (Commission No. 333-11793) initially filed with the Commission on September 11, 1996, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

2.   Obligations Under Capital Lease

On August 8, 1996 the Company obtained a $1,000,000 secured equipment lease line facility with an option to increase the facility to $2,000,000. The Company may draw on the facility through August 9, 1997. The agreement requires monthly repayment of such draws in installments over a four year period.

3.   Stockholder's Equity

On November 6, 1996, the Company completed an Initial Public Offering ("IPO") of 4,200,000 shares of Common Stock at $10.00 per share. The net proceeds of this offering, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $38 million. In addition, on December 3, 1996 the U.S. Underwriters exercised their over-allotment option and purchased an additional 332,652 shares of Common Stock at $10.00 per share resulting in additional net proceeds of approximately $3.1 million to the Company. Concurrent with the closing of the IPO all outstanding shares of the Company's Series A convertible preferred stock and Series B convertible preferred stock were converted into shares of the Company's common stock, $0.001 par value. Additionally, the Company's certificate of incorporation was amended to modify the number of authorized capital stock to 75,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 shares of Preferred Stock, $0.001 par value per share.

The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board on August 30, 1996 and was subsequently approved by the stockholders on September 5, 1996. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions under the Purchase Plan. A reserve of 300,000 shares of Common Stock has been established for this purpose.

The Company's 1996 Stock Incentive Plan (the "1996 Plan") will serve as the successor equity incentive program to the Company's 1996 Stock Option/Stock Issuance Plan (the "Predecessor Plan"). The 1996 Plan became effective on August 30, 1996 upon adoption by the Board and was subsequently approved by the stockholders on September 5, 1996. 2,200,000 shares of Common Stock have been authorized for issuance under the 1996 Plan. This initial share reserve is comprised of (i) the shares that remain available for issuance under the Predecessor Plan, including the shares subject to outstanding options thereunder, plus (ii) an additional increase of 500,000 shares.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

4.   Net Loss Per Share

The weighted average shares outstanding used in the calculation of net loss per share includes the effect of the conversion of convertible preferred stock described above as if such conversion occurred as of July 12, 1995. Additionally, common stock or equivalent shares from stock options and awards sold or issued at prices below the Initial Public Offering ("IPO") price per share in the twelve months preceding the initial filing have been included in the calculation as if outstanding from July 12, 1995 through June 30, 1996 pursuant to the requirements of the Securities and Exchange Commission. The common stock equivalents have been excluded from the calculation subsequent to June 30, 1996 because they have the effect of reducing net loss per share.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

The following should be read in conjunction with the Company's condensed financial statements.

Overview

     Triangle Pharmaceuticals, Inc. ("Triangle" or the "Company") is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating the license and option arrangements for its drug candidates, raising capital and developing the Company's drug candidates. The Company has not received any revenues from the sale of products, and does not expect any of its drug candidates to be commercially available for at least the next several years. As of September 30, 1996, the Company's accumulated deficit was approximately $9.0 million.

     The Company's drug development programs will require substantial capital expenditures, including expenditures for preclinical testing, chemical synthetic scale-up, clinical trials of drug candidates and payments to the Company's licensors. The Company has been unprofitable since its inception and expects to incur substantial and increasing losses for at least the next several years, due primarily to the expansion of its drug development programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. See "Risk and Uncertainties-History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability".

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its drug candidates, secure all necessary proprietary rights, respond to competitive developments and continue to attract, retain and motivate qualified persons. There can be no assurance that the Company will be successful in addressing these risks. See "Risk and Uncertainties-Development Stage Company; Uncertainty of Product Development".

     The operating expenses of the Company will depend on several factors, including the level of development expenses. Development expenses will depend on the progress and results of the Company's drug development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, the Company believes that period to period comparisons in the future are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the Common Stock would likely be materially adversely affected. See "Risk and Uncertainties-Volatility of Stock Price".

Results of Operations

Three Months Ended September 30, 1996

     The Company had total interest income of $224,797 in the three months ended September 30, 1996 compared to $6,593 during the period from inception (July 12, 1995) through September 30, 1995 (the "Inception Period"). The increase in interest income is primarily due to an increase in investments associated with financing activities. See "Liquidity and Capital Resources".

     License fees totaled $494,397 for the three months ended September 30, 1996 primarily relating to one of the Company's license agreements. There were no license fees in the Inception Period. Future license fees may also consist of milestone payments under licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that the Company cannot predict. These factors include, among others, the success of the Company's drug development programs and the extent to which the Company in-licenses additional drug candidates.

     Development expenses totaled $1,270,731 for the three months ended September 30, 1996. Development expenses consisted primarily of expenses for the preclinical testing of certain of the Company's drug candidate and included non-cash charges of $18,808 related to the amortization of deferred consulting expenses. There were no development expenses for the Inception Period. The Company expects its development expenses to increase substantially in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials. In addition, if the Company in-licenses additional drug candidates, development expenses would increase as a result.

     General and administrative expenses totaled $998,528 for the three months ended September 30, 1996 compared to $381,849 for the Inception Period. General and administrative expenses for the three months ended September 30, 1996 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services and included non-cash charges of $113,056 related to the amortization of deferred compensation expenses. The increase in general and administrative expenses compared to the Inception Period is comprised primarily of increases in compensation expense, rent expenses associated with office and laboratory facilities and increases in professional fees. The Company expects that its general and administrative expenses will increase in future periods.

Nine Months Ended September 30, 1996

     The Company had total interest income of $309,955 in the nine months ended September 30, 1996 compared to $6,593 in the Inception Period. The increase in interest income compared to the Inception Period is primarily due to an increase in investments associated with financing activities and the short length of the Inception Period. See "Liquidity and Capital Resources".

     License fees totaled $3,246,226 for the nine months ended September 30, 1996. Of this amount, approximately $1,800,000 was paid and $636,000 represents non-cash charges based on the fair value of Common Stock issued to licensors. All license fees incurred to date related to the execution of license agreements. There were no license fees in the Inception Period. Future license fees may also consist of milestone payments under licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that the Company cannot predict. These factors include, among others, the success of the Company's drug development programs and the extent to which the Company in-licenses additional drug candidates.

     Development expenses totaled $2,613,322 for the nine months ended September 30, 1996. Development expenses consisted primarily of expenses for the preclinical testing of certain of the Company's drug candidates, compenstion expenses, and patent related expense and included non-cash charges of $332,135 related to the amortization of deferred consulting expenses. There were no development expenses in the Inception Period. The Company expects its development expenses to increase substantially in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials. In addition, if the Company in-licenses additional drug candidates, development expenses would increase as a result.

     General and administrative expenses totaled $2,488,684 for the nine months ended September 30, 1996 compared to $381,849 for the Inception Period. General and administrative expenses for the nine months ended September 30, 1996 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services and included non-cash charges of $185,286 related to the amortization of deferred compensation expenses. The increase in general and administrative expenses compared to the Inception Period is comprised primarily of increases in compensation expense, rent expenses associated with office and laboratory facilities and increases in professional fees. The increase is due primarily to the short length of the Inception Period and growth of the Company's operations. The Company expects that its general and administrative expenses will increase in future periods.

Liquidity and Capital Resources

     The Company has financed its operations since inception through September 30, 1996 primarily with the net proceeds received from private placements of equity securities, which provided aggregate proceeds of approximately $22,400,000. On November 6, 1996, the Company completed on initial public offering with net proceeds to the Company totaling $39,060,000 before deducting expenses of the offering of approximately $700,000. In addition, on December 3, 1996 the U.S. Underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of approximately $3,100,000. The Company believes that the net proceeds of the initial public offering together with its existing cash and short-term investments will be adequate to satisfy its anticipated capital requirements through 1997. The Company expects that it will be required to raise substantial additional funds through equity or debt financing, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "Risk and Uncertainties-Future Capital Needs; Uncertainty of Additional Funding".

     At September 30, 1996, the Company's principal source of liquidity was $4,687,353 in cash and cash equivalents and $9,558,127 in short-term investments. On August 8, 1996 the Company obtained a $1,000,000 secured equipment lease line facility with an option to increase the facility to $2,000,000. The facility, which expires on August 9, 1997, was first utilized in October 1996.

     The Company expects that its capital requirements will increase substantially in future periods as the Company funds its drug development programs. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements require future payments of up to $17,750,000 contingent upon the achievement of certain development milestones. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties could range from $2,000,000 (if only a single drug candidate is approved for one indication) to $46,000,000 (if all drug candidates are approved for all indications) under the Company's existing license agreements. One of the Company's license agreements requires additional payments totaling $2,600,000 of which $1,800,000 has been paid as of December 5, 1996.

RISKS AND UNCERTAINTIES

     This Quarterly Report contains predictions, estimates and other forward-looking statements that involve risks and uncertainties. While this Quarterly Report represents management's current judgment on the future direction of the Company's business, such risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report. The Company undertakes no obligation to release publicly revisions to the forward-looking statements to reflect events or circumstances arising after the date hereof.

Development Stage Company; Uncertainty of Product Development

     The Company was incorporated in July 1995 and accordingly has only a limited operating history upon which an evaluation of the Company's business and prospects can be based. In addition, the Company's drug candidates are all in the early developmental stage and require significant, time-consuming and costly development, testing and regulatory clearances. The Company does not expect any of its drug candidates to be commercially available for at least the next several years. The successful development of any new drug, including any of the Company's drug candidates, is highly uncertain and is subject to a number of significant risks. These risks include, among others, the possibility that any or all of the Company's drug candidates will be found to be ineffective, toxic or otherwise fail to receive necessary regulatory clearances; that the drug candidates will be uneconomical to manufacture, market or will not achieve broad market acceptance; that third parties will hold proprietary rights that will preclude the Company from marketing the drug candidates; or that third parties will market equivalent or superior products. The failure of the Company's drug development programs to result in commercially viable products would have a material adverse effect on the Company.

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

     The Company has incurred losses since its inception. As of September 30, 1996, the Company's accumulated deficit was approximately $9.0 million. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates and general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so for at least the next several years. The Company expects to incur significant additional operating losses over the next several years and expects losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

Future Capital Needs; Uncertainty of Additional Funding

     The Company's drug development programs currently require and will in the future require substantial capital expenditures, including expenditures for preclinical testing, chemical synthetic scale-up, clinical trials of drug candidates and payments to the Company's licensors. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. The Company expects that its capital requirements will increase significantly in the future.

     The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. As a result, the Company believes that substantial additional equity or debt financings will be required to fund its operations. There can be no assurance that the Company will be able to consummate any such financings at all or on favorable terms, or that such financings will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its drug development programs or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain technologies or drug candidates that the Company would not otherwise desire to relinquish. The Company's inability to fund its capital requirements would have a material adverse effect on the Company.

Uncertainties Related to Clinical Trials

     Before obtaining required regulatory approvals for the commercial sale of any of its drug candidates under development, the Company must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in each target indication. The results from preclinical testing and early clinical trials may not be predictive of results that will be obtained in pivotal clinical trials, and there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and effectiveness to obtain required regulatory approvals or will result in marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The administration of any drug candidate developed by the Company may produce undesirable side effects in humans. The occurrence of side effects could interrupt, delay or halt clinical trials of such drug candidate and could ultimately prevent its approval by the United States Food and Drug Administration ("FDA") or foreign regulatory authorities for any and all targeted indications. The Company or the FDA may suspend or terminate clinical trials at any time if it is believed that the trial participants are being exposed to unacceptable health risks. There can be no assurance that clinical trials will demonstrate that any drug candidate under development by the Company is safe or effective.

     The rate of completion of the Company's clinical trials will depend upon, among other factors, obtaining adequate clinical supplies and the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment can result in increased costs or delays or both, which could have a material adverse effect on the Company. There can be no assurance that if clinical trials are successfully completed, the Company will be able to submit a New Drug Application ("NDA") in a timely manner or that any such application will be approved by the FDA. Any failure of the Company to complete successfully its clinical trials and obtain approvals of corresponding NDAs would have a material adverse effect on the Company.

Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights

     The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent protection with respect to its drug candidates, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others and to obtain appropriate licenses to patents or proprietary rights held by third parties, both in the United States and in foreign countries. The Company has no patents in its own name or patent applications of its own pending, but has obtained licenses to patents and other proprietary rights from third parties with respect to each of the Company's seven drug candidates.

     The patent positions of pharmaceutical companies, including those of the Company, are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. There can be no assurance that the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to the Company. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company's success will also depend in large part on the Company not breaching the licenses pursuant to which the Company obtained its technology and drug candidates.

     A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents to technologies that cover or are similar to the technologies licensed by the Company. The Company is aware of certain patent applications previously filed by and patents already issued to others that conflict with patents or patent applications licensed to the Company either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to the Company. In addition, there can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell any products. United States patent applications are confidential while pending in the United States Patent and Trademark Office ("PTO"), and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents licensed to the Company and limit the ability of the Company or its licensors to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that the Company will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, the Company could be delayed in or prevented from pursuing the development or commercialization of its drug candidates, which would have a material adverse effect on the Company.

     The Company is aware of significant risks regarding the patent rights licensed by the Company relating to three of the seven compounds comprising the Company's existing drug candidate portfolio. The Company may not be able to commercialize FTC, DAPD or CS-92 for human immunodificiency virus ("HIV") and/or hepatitis B virus ("HBV") due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or with other compounds to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC, DAPD and CS-92 to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC, DAPD and/or CS-92 in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds would have a material adverse effect on the Company.

     FTC

     The Company obtained its rights to purified forms of FTC under a license from Emory University ("Emory"). In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to composition of matter and methods to treat HIV and HBV with FTC. Yale University ("Yale") filed patent applications on FTC and its use to treat HBV in 1991 in the United States, and subsequently licensed its rights under those patent applications to Emory. The Company's license arrangement with Emory includes all rights under the Yale patent applications. FTC belongs to the same general class of nucleosides as 3TC, which was recently approved in the United States by the FDA for use in combination with AZT for the treatment of HIV. 3TC is currently being sold by Glaxo Wellcome plc ("Glaxo") for the treatment of HIV under a license agreement with BioChem Pharma, Inc. ("BioChem Pharma").

     HIV. Emory received a United States patent in 1993 covering a method to treat HIV infection with FTC. BioChem Pharma filed a patent application in the United States in 1989 and was issued a patent in 1991 covering a group of nucleosides in the same general class as FTC, but which did not include FTC. BioChem Pharma filed foreign patent applications in 1990 based upon its 1989 United States patent application, and in those foreign applications included FTC among a large class of nucleosides. The foreign patent applications are pending in a large number of countries, and have issued in a number of countries with claims directed to FTC and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to a purified form of FTC that exhibits advantageous properties for the treatment of HIV. BioChem Pharma filed patent applications in a large number of foreign countries based upon its 1991 United States patent application, and patents have issued in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

     In the United States, the first to invent a subject matter is entitled to patent protection on that invention. With respect to patent applications filed prior to January 1, 1996, United States patent law provides that if a party invented a technology outside the United States, then for purposes of determining the first to invent the technology, that party is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a registration statement recently filed with the United States Securities and Exchange Commission, BioChem Pharma stated that since it conducts substantially all of its research activities outside the United States, it is at a disadvantage as to inventions made prior to January 1, 1996 with respect to obtaining United States patents as compared to companies that maintain research facilities in the United States. The Company does not know whether Emory or BioChem Pharma was the first to invent the subject matter claimed in their respective United States patent applications or patents, or whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications. In foreign countries, the first party to file a patent application on an invention, not the first to invent the subject matter, is entitled to patent protection on that invention. While the Company believes that Emory's patent applications that disclosed FTC as a useful anti-HIV agent were filed in foreign countries before BioChem Pharma filed its foreign patent applications on that subject matter, BioChem Pharma has been issued patents in several foreign countries. There can be no assurance that Emory will initiate or be successful in any foreign proceeding attempting to revoke patents issued to BioChem Pharma or addressing the relative rights of BioChem Pharma and Emory. BioChem Pharma has opposed patent claims on FTC recently granted to Emory in Japan and Australia. There can be no assurance that BioChem Pharma will not make additional challenges to any Emory patents or patent applications, or that Emory will succeed in defending any such challenges. There can be no assurance that the sale of FTC by the Company for the treatment of HIV would not be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or in certain circumstances, if the third party patent, while not expressly covering the product or method, covers subject matter that is substantially equivalent in nature to the product or method. If it is determined that the sale of FTC for the treatment of HIV infringes a BioChem Pharma patent, the Company would not have the right to make, use or sell FTC for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. There can be no assurance that the Company could obtain a license from BioChem Pharma on acceptable terms or at all.

     HBV. Burroughs Wellcome Co. ("Burroughs Wellcome") filed patent applications in March and May 1991 in Great Britain on a method to treat HBV with FTC. Burroughs Wellcome filed similar patent applications in other countries, which the Company believes includes the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those applications were filed in foreign countries prior to the date Emory filed its patent application on the use of FTC to treat HBV, and therefore, the foreign patent applications filed by Burroughs Wellcome have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property, and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. There can be no assurance that Emory will succeed in its efforts to establish ownership rights. If Emory fails to establish ownership rights, the Company could not make, use or sell FTC for the treatment of HBV in countries in which patents are issued to Glaxo without a license from Glaxo. If Emory establishes only co-ownership rights (and not sole ownership) to these patents and patent applications, laws in Europe, Korea and perhaps other countries could prohibit Emory from licensing any co-owned patent rights without Glaxo's consent. If the Company is required to obtain a license from Glaxo to sell FTC for the treatment of HBV, there can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all.

     BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat HBV with FTC. BioChem Pharma filed similar patent applications in other countries, and in January 1996 was issued a patent in the United States. Emory has informed the Company that Emory intends to challenge BioChem Pharma's issued United States patent. There can be no assurance that Emory will pursue or succeed in any such proceeding. The Company cannot sell FTC for the treatment of HBV in the United States unless the BioChem Pharma patent is held invalid by a United States court or administrative body or unless the Company obtains a license from Biochem Pharma. There can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma was issued a United States patent on the use of 3TC to treat HBV and has corresponding applications pending or issued in foreign countries. If it is determined that the use of FTC to treat HBV is not substantially different from the use of 3TC to treat HBV, a court could hold that the use of FTC to treat HBV infringes these BioChem Pharma 3TC patents.

     In addition, BioChem Pharma has filed in the United States and foreign countries several patent applications on manufacturing methods relating to a class of nucleosides that includes FTC. If the Company uses a manufacturing method that is covered by patents issuing on any of these applications, the Company would not be able to manufacture FTC without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all.

     DAPD

     The Company obtained its rights to DAPD under a license from Emory and the University of Georgia Research Foundation, Inc. ("UGARF"). The DAPD portfolio licensed to the Company consists of two issued United States patents and several United States and foreign patent applications that cover a method for the synthesis of DAPD and its use to treat HIV and HBV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990, 1992 and 1993, respectively. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to BioChem Pharma's granted patent application in the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD, and Emory has informed the Company that Emory intends to challenge BioChem Pharma's patents and patent applications in other countries. However, there can be no assurance that a court or administrative body would invalidate BioChem Pharma's patent claims or that a sale of DAPD by the Company would not infringe BioChem Pharma's patents. If Emory, UGARF and the Company do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue as a result of such applications), the Company will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain a license from BioChem Pharma on acceptable terms or at all.

     CS-92

     The Company obtained its rights to CS-92 under a license from Emory and UGARF. Emory and UGARF have obtained two United States patents that cover CS-92 and its use to treat HIV, and have filed a European patent application and a Japanese patent application with claims limited to the use of CS-92 as a method for administering AZT, which includes the administration of CS-92 as a precursor form of AZT, to treat HIV infection. Burroughs Wellcome filed an application with the European Patent Office in September 1986 directed to a broad group of nucleosides that includes CS-92, and their use to treat HIV infection. Burroughs Wellcome subsequently filed similar applications in other countries, and the Company believes Burroughs Wellcome filed a similar patent application in the United States. Patents have been issued to Burroughs Wellcome in certain countries based upon these patent applications. Glaxo now has the rights to these patents and patent applications. There can be no assurance that, if challenged, a court would uphold the Emory/UGARF patents in light of the disclosures contained in the earlier filed Burroughs Wellcome patent applications. In addition, CS-92 is metabolized to AZT in cell lines in vitro, and based on that, the Company believes that it may likewise be converted to AZT in vivo. A court could hold that United States and foreign patents owned by Glaxo covering the use of AZT to treat HIV infection would be infringed by the sale of CS-92 to treat HIV infection. If the use of CS-92 is found to infringe the patents owned by Glaxo, then the Company would not have the right to sell CS-92 in one or more countries without a license from Glaxo. There can be no assurance that the Company would be able to obtain a license from Glaxo on acceptable terms or at all.

     Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights, which may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The Company's licensors may also have to participate in interference proceedings declared by the PTO to determine the priority of an invention, which could result in substantial cost to the Company. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF and The Regents of the University of California (the "Regents"), Emory, UGARF and the Regents are primarily responsible for any litigation, interference, opposition or other action pertaining to patents or patent applications related to the licensed technology and the Company is required to reimburse them for the costs they incur in performing these activities. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF and/or the Regents do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF and/or the Regents elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which Emory, UGARF and/or the Regents conduct the proceedings. Emory, UGARF and/or the Regents could, in any of these proceedings they elect to initiate and maintain, elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

     The Company also relies on unpatented trade secrets and know-how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. The Company relies on certain technologies to which it does not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. The Company has filed an application for but has not obtained a trademark registration with respect to its corporate name and its logo. Another company has filed an application to obtain a trademark registration for the name "Triangle Coordinated Care," and the Company is aware that several other companies use trade names that are similar to the Company's for their businesses. If the Company is not able to obtain any licenses that may be necessary for the Company to use its corporate name, it may be required to change its corporate name. The Company's management personnel were previously employed by other pharmaceutical companies. In many cases, these individuals are conducting drug development activities for the Company in areas similar to those in which they were involved prior to joining the Company. As a result, the Company, as well as these individuals, could be subject to allegations of violation of trade secrets and other similar claims.

Extensive Government Regulation; No Assurance of Regulatory Approval

     Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. The time required for completing preclinical testing and clinical trials and obtaining regulatory approvals is uncertain. The Company may decide to replace a drug candidate in preclinical testing and/or clinical trials with a modified drug candidate, thus extending the development period. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries. The Company's drug candidates may not qualify for accelerated development and/or approval under FDA regulations and, even if some of the Company's drug candidates qualify for accelerated development and/or approval, they may not be approved for marketing sooner than would be historically expected or at all. There can be no assurance that even after substantial time and expenditures, any of the Company's drug candidates under development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety and effectiveness of its drug candidates to the satisfaction of the FDA or foreign regulatory authorities, the Company will be unable to commercialize its drug candidates and would be materially and adversely affected. Further, even if regulatory approval of a drug candidate is obtained, the approval may entail limitations on the indicated uses for which the drug candidate may be marketed. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, refusal to approve pending applications, refusal to permit exports from the United States, product recalls, seizure of products, operating restrictions and criminal prosecutions. Further, FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's drug candidates.

     The effect of governmental regulation may be to delay the marketing of new products for a considerable period of time, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. Adverse clinical results by others could have a negative impact on the regulatory process and timing with respect to the development and approval of the Company's drug candidates. A delay in obtaining or failure to obtain regulatory approvals could have a material adverse effect on the Company. The extent and character of potentially adverse governmental regulation that may arise from future legislation or administrative action cannot be predicted.

     The Company is also subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with its development work.

Intense Competition; Risk of Technological Change

     The Company is engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. If successfully developed and approved, the drug candidates that the Company is currently developing will compete with numerous existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals that target the same diseases the Company is targeting. The Company believes that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective, or more effectively marketed and sold, than any that may be developed by the Company. Competitive products may render the Company's licensed technology and products obsolete or noncompetitive prior to the Company's recovery of development or commercialization expenses incurred with respect to any such products. The development by others of a cure or new treatment methods for the indications for which the Company is developing drug candidates could render the Company's drug candidates noncompetitive, obsolete or uneconomical. Many of the Company's competitors have significantly greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

     If the Company's drug candidates are successfully developed and approved, the Company will face competition based on the safety and effectiveness of its products, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than the Company. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or effectively than the Company, which could have a material adverse effect on the Company.

Risks Related to License and Option Agreements

     The agreements pursuant to which the Company has in-licensed or obtained an option to in-license its drug candidates permit the Company's licensors to terminate the agreements under certain circumstances, such as the failure by the Company to achieve certain development milestones or the occurrence of an uncured material breach by the Company. The termination of any of these agreements could have a material adverse effect on the Company. Upon termination of the license agreements with Emory and UGARF, the Company is required to grant to Emory and UGARF a non-exclusive, royalty-free license to all of the Company's interest in the licensed technology (including any improvements to the technology developed by the Company). In addition, the license agreements with Emory, UGARF and the Regents provide that Emory, UGARF and the Regents are primarily responsible for any litigation, interference, opposition or other action pertaining to the patents related to the technology licensed to the Company, and the Company is required to reimburse them for the costs they incur in performing these activities. The Company believes that these costs as well as other costs under the license and option agreements relating to the Company's drug candidates will be substantial, and any inability or failure of the Company to pay these costs with respect to any drug candidate could result in the termination of the license or option agreement for such drug candidate.

Lack of Manufacturing Capabilities

     The Company does not have any manufacturing capacity and currently plans to seek to establish relationships with third party manufacturers for the manufacture of clinical trial material and the commercial production of any products it may develop. There can be no assurance that the Company will be able to establish relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture products in commercial quantities under good manufacturing practices mandated by the FDA on a cost-effective basis. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and commercialize products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company.

Lack of Sales and Marketing Capabilities

     The Company currently has only one marketing employee and no sales personnel. The Company will have to develop a sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any products it develops. The Company currently intends to market in the United States most of the drug candidates that it successfully develops primarily through a direct sales force and outside the United States through a combination of a direct sales force and arrangements with third parties. There can be no assurance that the Company will be able to establish marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company or that any internal capabilities or third party arrangements will be cost-effective.

     In addition, any third parties with which the Company establishes marketing, distribution or sales arrangements may have significant control over important aspects of the commercialization of the Company's products, including market identification, marketing methods, pricing, composition of sales force and promotional activities. There can be no assurance that the Company will be able to control the amount and timing of resources that any third party may devote to the Company's products or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with the Company's products and the withdrawal of support for the Company's programs.

Dependence on Third Parties for Development, Manufacturing and In-Licensing

     The Company intends to engage third party contract research organizations ("CROs") to perform certain functions in connection with the development of the Company's drug candidates and third parties to perform many aspects of the manufacture of drug substance. The Company intends to design clinical trials, but have CROs conduct the clinical trials. The Company will rely on the CROs to perform many important aspects of clinical trials. As a result, these aspects of the Company's drug development programs will be outside the direct control of the Company. In addition, there can be no assurance that the CROs or third parties will perform all of their obligations under arrangements with the Company. In the event that the CROs or third parties do not perform clinical trials or manufacture drug substance in a satisfactory manner or breach their obligations to the Company, the commercialization of any drug candidate may be delayed or precluded, which would have a material adverse effect on the Company. The Company does not intend to engage in drug discovery. The Company's strategy for obtaining additional drug candidates is to utilize the relationships of its management team and Scientific Advisory Board to identify compounds for in-licensing from companies, universities, research institutions and other organizations. There can be no assurance that the Company will succeed in in-licensing additional drug candidates on acceptable terms or at all.

No Assurance of Market Acceptance

     The Company's success will depend in substantial part on the extent to which any product it develops achieves market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the medical community of the safety and effectiveness of the Company's products and their potential advantages over existing treatment methods, and reimbursement policies of government and third party payors. There can be no assurance that physicians, patients, payors or the medical community in general will accept or utilize any product that the Company may develop.

Risks Relating to Combination Therapy

     The Company's success will also depend in large part on the extent to which combination therapy for the treatment of HIV in the United States and Europe and for the treatment of HBV in developing areas of the world, particularly Asia, achieves market acceptance. Present combination treatment regimens for the treatment of HIV are expensive (published reports indicate the cost per patient per year can exceed $13,000), and may increase as new combinations are developed. These costs have resulted in a limitation of reimbursement available from third party payors for the treatment of HIV infection, and the Company expects that reimbursement pressures will continue in the future. If combination therapy is accepted as a method to treat HBV, treatment regimens are also likely to be expensive. The Company expects that even the cost of monotherapy for HBV will be considered expensive in developing countries. Any failure of combination therapy to achieve significant market acceptance for the treatment of HIV or potentially HBV could have a material adverse effect on the Company.

Dependence on Key Employees

     The Company is highly dependent on its senior management and scientific staff, including Dr. David Barry, the Company's Chairman and Chief Executive Officer. Except for Dr. Barry, the Company has not entered into employment agreements with any of its personnel. The loss of the services of any member of its senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Retaining and attracting qualified personnel, consultants and advisors is critical to the Company's success. In order to pursue its drug development programs and marketing plans, the Company will be required to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and the Company faces competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all, and the failure to do so would have a material adverse effect on the Company. In addition, the Company relies on members of its Scientific Advisory Board to assist the Company in formulating its drug development strategy. All of the members of the Scientific Advisory Board are employed by other employers and each such member may have commitments to or consulting or advisory contracts with other entities that may limit his availability to the Company.

Uncertainty of Health Care Reform Measures and Third Party Reimbursement

     The business and financial condition of pharmaceutical companies will continue to be affected by the efforts of governments and third party payors to contain or reduce the cost of health care through various means. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether legislative or regulatory proposals will be adopted or the effect those proposals or managed care efforts may have on its business, the announcement and/or adoption of such proposals or efforts could have a material adverse effect on the Company. In the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

Absence of Product Liability Insurance; Insurance Risks

     The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company currently has only limited product liability insurance relating to potential claims arising from its United States clinical trials. The Company intends to expand its insurance coverage if and when the Company begins marketing commercial products. There can be no assurance, however, that the Company will be able to obtain any additional product liability insurance on commercially acceptable terms or that the Company will be able to maintain its existing insurance and/or any additional insurance it may obtain in the future at a reasonable cost or in sufficient amounts to protect the Company against potential losses. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

Hazardous Materials

     The Company's drug development programs involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages or fines that result and any such liability could exceed the resources of the Company.

Concentration of Stock Ownership; Control by Management and Existing
Stockholders

     As of December 5, 1996, the Company's directors, executive officers and their respective affiliates beneficially own approximately 65% of the Company's outstanding Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

Volatility of Stock Price

     The market price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as announcements of the results of clinical trials, developments with respect to patents or proprietary rights, announcements of technological innovations, new products or new contracts by the Company or its competitors, actual or anticipated variations in the Company's operating results due to a number of factors including, among others, the level of development expenses, changes in financial estimates by securities analysts, conditions and trends in the pharmaceutical and other industries, adoption of new accounting standards affecting the industry, general market conditions and other factors. As a result, it is possible that the Company's operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the Common Stock.

     Sales of a substantial number of shares of Common Stock in the public market could also adversely affect the market price of the Common Stock. In addition, holders of approximately 9,800,000 shares of Common Stock (including shares issuable upon the exercise of outstanding warrants) are entitled to certain rights with respect to registration of such shares of Common Stock for offer or sale to the public. Any such sales may have an adverse effect on the Company's ability to raise needed capital through an offering of its equity or convertible debt securities and may adversely affect the prevailing market price of the Common Stock.

     Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many pharmaceutical and biotechnology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of the securities of companies in the pharmaceutical and biotechnology industries, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company. The realization of any of the risks described in these "Risk Factors" could have a dramatic and adverse impact on the market price of the Common Stock.

Antitakeover Effects of Charter, Bylaws and Delaware Law

     The Company's Second Restated Certificate of Incorporation authorizes the Company's Board of Directors (the "Board") to issue shares of undesignated preferred stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock that may be issued in the future. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. The Company's Restated Bylaws provide that the Company's Board will be classified into three classes of directors beginning at the 1997 annual meeting of stockholders. With a classified Board, one class of directors is elected each year with each class serving a three-year term. These and other provisions of the Second Restated Certificate of Incorporation and the Restated Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

No Dividends

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently does not intend to pay any cash dividends in the foreseeable future and intends to retain its earnings, if any, for the operation of its business.

Part II - Other Information

Item 1    Legal Proceedings.  None

Item 2    Change in Securities.  None

Item 3    Defaults Upon Senior Securities.  None

Item 4    Submission of Matters to a Vote of Securities Holders.  None

Item 5    Other Information.  None

Item 6    Exhibits and Reports on Form 8-K.

          a.  Exhibits
              11.1 Computation of Pro Forma Net Loss Per Share
              27.1 Financial Data Schedule

          b.  Reports on form 8-K.  None

                         Triangle Pharmaceuticals, Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Triangle Pharmaceuticals, Inc.

Date:  December 11, 1996               By: /s/ David W. Barry
                                          --------------------------------------
                                           David W. Barry
                                           Chief Executive Officer
                                           (Duly Authorized Officer)

Date:  December 11, 1996              By: /s/ James A. Klein Jr.
                                          --------------------------------------
                                           James A. Klein Jr.
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)