Form 10-K405
period 1996-12-31
TRIANGLE PHARMACEUTICALS INC
filed 1997-03-28
CIK 1022622

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
              REQUIRED)

                       For fiscal year ended December 31, 1996

                                          OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ________ to _______.

                          Commission File Number:  000-21589

                            TRIANGLE PHARMACEUTICALS, INC.
                (Exact name of Registrant as specified in its charter)

              DELAWARE                                   56-1930728
         (State or other jurisdiction                 (I.R.S. Employer
         or incorporation or organization)            Identification No.)


4 University Place, 4611 University Drive, Durham, North Carolina      27707
      (Address of principal executive offices)                       (zip code)

      Registrant's telephone number, including area code: (919) 493-5980

                 Securities registered pursuant to Section 12(b) of
                                    the Act:  None

                   Securities registered pursuant to Section 12(g)
                      of the Act:  Common Stock, $.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $159 million. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    The number of shares outstanding of the registrant's Common Stock as of March 1, 1997 was 17,585,108.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 24, 1997 (the "Proxy Statement"), are incorporated by reference as provided in Part III of this Annual Report on Form 10-K.

                                        PART I

    BUSINESS

    THE DISCUSSION OF THE COMPANY'S BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN PROJECTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

OVERVIEW

    Triangle is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area, with a particular focus on therapies for HIV, including AIDS, and HBV. Prior to their employment with the Company, members of the Company's management team played instrumental roles in the identification, clinical development and commercialization of several leading antiviral therapies.

    Triangle has an existing portfolio consisting of five licensed drug candidates and two drug candidates for which the Company has an option to acquire a license. In laboratory tests, four of the seven drug candidates inhibit the growth of HIV, and two of these four also inhibit the growth of HBV. The other three drug candidates have demonstrated preclinical activity against certain cancers, herpes infections and psoriasis. All the Company's drug candidates are in an early phase of development. The Company has completed a Phase Ia clinical trial and is currently conducting a Phase Ib/IIa clinical trial with one of its anti-HIV drug candidates. The Company expects to commence Phase I clinical trials for many of its other existing drug candidates by the end of 1997. The Company believes that some of its drug candidates may meet the criteria established by the United States Food and Drug Administration ("FDA") for accelerated approval. If so, the Company may be able to commercialize these drug candidates in a shorter time period than has historically been required for drugs that do not meet the criteria for accelerated approval. There can be no assurance, however, that the Company's drug candidates will qualify for accelerated approval or be approved in a time period that is shorter than would be historically expected.

    Treatment of HIV using combinations of drugs has recently shown significant clinical benefits including reducing virus levels and increasing patient longevity. Prior to joining the Company, the Company's management team was actively engaged for a number of years in the development of combination therapy for the treatment of HIV. The Company was founded based in part on the management team's belief that the prolonged use of combination therapy will generate demand for new anti-HIV drugs with favorable resistance, compliance and tolerance profiles. The Company believes the use of anti-HIV drugs will increase because it anticipates that (i) the use of multiple drugs in individual patients on combination therapy will increase, (ii) large numbers of previously untreated patients will begin to seek medical care as the benefits of combination therapy become more widely understood and (iii) patient longevity will increase and thus lengthen the duration of drug therapy.

    Triangle intends to maintain a limited corporate infrastructure that is focused on drug development. The Company does not intend to engage in drug discovery, but instead to focus on drug development, thereby avoiding much of the significant investment of time and capital that is generally required before a compound is identified and brought to clinical trials. The Company intends to use its expertise to perform internally what it believes are the most critical aspects of the development process, such as the design of clinical trials and the optimization of drug synthesis. The Company plans to out-source the conduct of clinical trials and many aspects of the manufacture of drug substance to carefully selected third parties. The Company believes that the high concentration of major prescribers of anti-HIV therapies in the United States will enable the Company to promote most drug candidates that are successfully developed to these prescribers through a small, direct sales force. The Company does not currently have a sales force.

    Triangle is a development stage company, has not received any revenues from the sale of products, and does not expect any of its drug candidates to be commercially available for at least the next several years. As of December 31, 1996, the Company's accumulated deficit was approximately $11.9 million. There can be no assurance that the Company will ever achieve profitable operations.

STRATEGY

    Triangle's goal is to create a portfolio of commercialized drugs primarily for antiviral and anticancer therapies. The Company seeks to achieve its goal through the following strategies:

    FOCUS ON VIRAL DISEASES AND CANCER. The expertise of Triangle's management team lies in identifying, developing and commercializing drugs for the treatment of viral diseases and cancer. The Company is targeting the viral disease and cancer markets because the Company believes the significant unmet medical need and the rapid pace of scientific advances occurring in the treatment of these diseases give these markets attractive growth potential. In addition, the relatively high concentration of prescribers that treat HIV and cancer may lend itself to the use of a small, specialized direct sales force in the United States.

    APPLY SELECTIVE CRITERIA TO DRUG CANDIDATES. The Company has in-licensed drug candidates for which the Company believes there is a higher than average probability of obtaining regulatory approval. The Company uses its expertise to identify drug candidates that it judges to have attractive preclinical profiles. In addition, the Company prefers, where practical, to in-license drug candidates that have either undergone some testing in humans (E.G., FTC and alanosine) or share characteristics with drugs that are currently approved for use in humans (E.G., CS-92, acyclovir monophosphate and 2-CdAP). The Company intends to apply these selection standards where feasible in evaluating drug candidates for potential in-licensing.

    LEVERAGE RELATIONSHIPS. As a result of their instrumental roles in the identification, clinical development and commercialization of antiviral and anticancer therapies, members of the Company's management team and Scientific Advisory Board have extensive contacts in academia and industry. These contacts were instrumental to the Company's acquisition of its existing drug candidates, and the Company believes they will be valuable in its efforts to develop and commercialize its existing and future drug candidates.

    DEVELOP DRUGS FOR USE IN COMBINATION THERAPY. Combination therapy is currently a common method to treat certain cancers and the Company believes that it is becoming an increasingly accepted method to treat viral diseases such as HIV infection. The Company seeks to identify and develop drug candidates for use in combination therapy that have resistance, compliance or tolerance profiles that are different from but complementary to the profiles of existing drugs. In addition, in contrast to single drug therapy where drugs are competitively promoted, the Company believes that the marketing of any drug it successfully develops as part of an established combination regimen with drugs produced by major pharmaceutical companies will be enhanced by the promotion of the other drugs used as part of the combination regimen.

    FOCUS ON SMALL MOLECULE DRUGS. Members of the Company's management are well known for their successful development of and expertise in small molecule drugs generally, and nucleosides in particular. Small molecule drugs have several advantages over large molecule drugs, such as proteins and polynucleotides. For example, they are often simpler and easier to scale-up and manufacture than large molecule drugs. Furthermore, small molecule drugs are more likely to be orally bioavailable, a significant advantage in treating long-term chronic illnesses where patients prefer not to be subjected to injections over extended periods of time.

    STRATEGICALLY OUT-SOURCE ROUTINE ASPECTS OF DRUG DEVELOPMENT. Triangle intends to maintain a limited corporate infrastructure that is focused on drug development. Much of the drug development process consists of routine elements that can be out-sourced to high quality, high capacity contractors. As a result, the Company intends to focus on the aspects of drug development that require particular expertise. For example, the Company intends to concentrate on the design of clinical trials and the optimization of drug synthesis and to out-source the conduct of clinical trials and many aspects of the manufacture of drug substance. The Company believes this strategy will enable it to respond rapidly to certain changing events, such as clinical trial results and the availability of funds, by increasing or decreasing expenditures on particular drug development projects or by shifting the Company's emphasis among projects.

PRODUCT DEVELOPMENT PROGRAMS

    The Company is currently focused on the development of drugs for the treatment of viral diseases to take advantage of the opportunities presented by the emergence of combination therapy. The Company believes that combination therapy is now recognized as the most effective available method to treat HIV and AIDS, and is being used increasingly in the United States. The Company also believes that HBV, due to its complexity and demonstrated ability to develop resistance to therapeutic agents, may also be more effectively treated with combination therapy. Additionally, the Company believes that there is a significant opportunity to develop drugs for the treatment of cancer because of the limited clinical benefits offered by many of the current treatments.

    In evaluating drug candidates for its product development programs, the Company seeks to in-license drug candidates for which favorable preclinical, and where possible, clinical data already exist. The Company was able to evaluate preclinical, and in some cases clinical, data for each of the drug candidates it is currently developing. Unless otherwise stated, all preclinical tests and clinical trials discussed below refer to tests and trials conducted by third parties prior to the time the Company obtained rights to the applicable drug candidate. In some cases, in its drug development efforts the Company has access to and will be able to use certain results of these preclinical tests and clinical trials. The Company will not, however, be able to use or rely on all data from all preclinical tests and clinical trials conducted by third parties, and will have to conduct its own studies for many preclinical tests and virtually all the clinical trials for its drug candidates.

    The Company also performs a variety of tests when evaluating a drug candidate that are designed to evaluate the potential activity, resistance profile and toxicity of the drug candidate. For example, anti-HIV drug candidates are tested in the Company's laboratories against both laboratory and clinical strains of HIV in several cell lines, individually and in combination with other compounds. In addition, other resistance and toxicity tests are sometimes performed on behalf of the Company by carefully selected third parties.

    The following table summarizes the current status of Triangle's drug candidates in its three product development programs: viral disease, cancer and psoriasis.


----------------------------------------------------------------------------------------------
  DRUG CANDIDATE(1)                    INDICATION               STATUS(2)       TERRITORY(3)
----------------------------------------------------------------------------------------------
MKC-442                                HIV               Phase Ib/IIa      Worldwide, except
                                                                           certain East Asian
                                                                              countries

FTC                                HIV and HBV           Preclinical(4)    Worldwide

DAPD                                HIV and HBV          Preclinical       Worldwide

CS-92                                  HIV               Preclinical       Worldwide

Acyclovir Monophosphate        Resistant Herpes and
                                  Herpes Labialis        Preclinical       Worldwide

Alanosine                        Brain, Lung and         IND(5)            Worldwide
                                   other Cancers

2-CdAP                               Psoriasis           Preclinical       Worldwide
----------------------------------------------------------------------------------------------



_____________________________________

(1) Triangle has licensed all drug candidates except MKC-442 and alanosine, for which the Company has acquired options to obtain licenses. See "--License and Option Agreements."

(2) For a discussion of the terms used in this column, see "--Government Regulation."

(3) Indicates the geographic territory in which the Company has the right to commercialize products under the applicable license or option agreement.

(4) Phase Ia single dose clinical trials with FTC were completed by Burroughs Wellcome Co. ("Burroughs Wellcome") prior to the date Triangle obtained its rights to FTC from Emory University ("Emory"). The Company currently does not have access to all of the data from those clinical trials, and plans to initiate its own Phase Ib/IIa clinical trials that will be based in part on the published results of the Burroughs Wellcome Phase Ia clinical trials. See "--Viral Disease Program--HIV--Development Status--FTC."

(5) Phase I and Phase II clinical trials with alanosine were completed by the National Cancer Institute prior to the date Triangle obtained its rights to alanosine from the Regents of the University of California (the "Regents"). The Company is funding Phase II pilot efficacy studies that are being conducted by the University of California, San Diego and are currently open for patient enrollment. See "--Cancer Program--Development Status of Alanosine."

VIRAL DISEASE PROGRAM

    HIV

    BACKGROUND. The World Health Organization ("WHO") estimates that, as of June 30, 1995, approximately one million people were infected with HIV in the United States and approximately 500,000 people were infected with HIV in Europe. It is generally believed that, in the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, which currently has a fatality rate approaching 100%.

    It is currently believed that a key factor in whether a person infected with HIV develops AIDS is the amount of HIV in the body at any one time (the "viral load" or "viral burden"). The failure of vaccines and other immunotherapy to control the virus has led current researchers to focus on halting HIV replication and reducing viral load by blocking one or both of two key enzymes required for viral replication.

    The first enzyme, reverse transcriptase, is active early in the replication cycle and allows the virus, which is made of RNA, to transform to its DNA form necessary for continued replication. This enzyme can be inhibited by two general classes of drugs defined both by their structure as well as their mechanism of action. The first general class, nucleoside analogue reverse transcriptase inhibitors such as AZT, ddI, ddC, d4T and 3TC, bears a strong chemical resemblance to the natural building blocks (nucleosides) of DNA and interfere with the function of the enzyme by displacing the natural nucleosides used by the enzyme. The second general class, non-nucleoside reverse transcriptase inhibitors such as nevirapine, is composed of an extremely diverse group of chemicals that act by attaching to the enzyme and modifying it so that it functions less efficiently. The second enzyme, protease, is required to permit full virus maturation. Inhibitors of this enzyme are represented by such drugs as saquinavir, ritonavir and indinavir.

    The genetic material responsible for the production of both enzymes is extremely prone to mutations that can produce resistance to drugs targeted at the enzymes. If antiviral therapy does not halt all viral replication, natural selection allows the mutant strains of virus that are resistant to the drug the patient is receiving to continue to replicate. Depending upon the particular mutations that occur, these virus strains may be resistant to only one of the drugs used in therapy or may be resistant to some or all of the drugs in the same chemical or functional class. This latter phenomenon is known as cross-resistance.

    Initially, HIV was treated only with AZT, a nucleoside analogue reverse transcriptase inhibitor, first introduced in 1987. Three other nucleoside analogues--ddI, ddC and d4T--were introduced to the market in the late 1980's. These drugs, when used alone, provided only short-term clinical benefit, could be toxic and were often considered expensive relative to their clinical benefits. As a result, the use of anti-HIV therapy was limited and market penetration was low (less than 25% of the infected population in the United States).

    More recently, clinical research in HIV has dramatically improved with the introduction in the mid-1990's of diagnostic tests that can reliably determine the viral load in the blood at any given time. As a result, it is now possible to rapidly evaluate potential therapeutic agents and combinations of agents and to accurately determine the potency and resistance profiles of these agents. This has led to the accelerated development of a number of new therapeutic agents and their use in combination therapy.

    Combination therapy has recently demonstrated improved therapeutic benefits for the treatment of HIV. It has been shown, for example, that the use of 3TC, a nucleoside analogue reverse transcriptase inhibitor, in combination with AZT reduces viral load by 92% to 97% and reverses or limits viral resistance. The use of protease inhibitors in combination with one or two reverse transcriptase inhibitors has provided even more benefit, sometimes rendering the virus undetectable in the blood for as long as six months to a year in certain patients. Additional combinations may be possible as new compounds are developed.

    In spite of these significant advances, numerous challenges remain in the treatment of HIV. In the absence of a cure, the disease is lifelong and significant benefits of combination therapy have been demonstrated for only a year at most. Although combination therapy has demonstrated the ability to markedly slow resistance development, resistant mutants are already being identified to several of the drugs currently used during the course of combination therapy studies, and cross-resistance among many agents, including protease inhibitors, is being increasingly recognized. Present combination treatments are also often complex and expensive (published reports indicate the cost per patient per year can exceed $13,000). Adverse reactions to many of the drugs used in combination therapy are common and may limit compliance or even preclude use in some patients. Even brief instances of non-compliance can reduce or eliminate the ability of the combination therapy to suppress the virus, and may thus accelerate the development of resistance. The Company believes that these challenges present an opportunity to develop additional drugs that have attractive combinations of tolerance, pharmacokinetic or resistance features.

    DEVELOPMENT STATUS. The Company is developing four compounds for the treatment of HIV: MKC-442, FTC, DAPD and CS-92. All four are reverse transcriptase inhibitors.

    MKC-442. The Company is currently conducting a Phase Ib/IIa clinical trial in Europe with MKC-442 in HIV-infected patients to determine safety, optimal dosing and early indications of efficacy as measured by viral load. MKC-442, although a nucleoside analogue, functions as a non-nucleoside reverse transcriptase inhibitor. Triangle recently exercised its option to acquire a license to this compound from Mitsubishi Chemical Corporation ("Mitsubishi") for the treatment of HIV, and is currently negotiating the license agreement, which upon execution will grant Triangle rights to MKC-442 worldwide except in certain East Asian countries, including Japan, China and Taiwan. Mitsubishi has agreed to fund up to $1.6 million of initial development expenses through the end of the option period.

    Preclinical tests suggest that MKC-442 may possess characteristics that address several of the therapeutic challenges of HIV. When tested in cell culture assay systems against wild-type and several mutant strains of HIV known to be resistant to established non-nucleoside reverse transcriptase inhibitors, MKC-442 retained much of its ability to inhibit HIV replication. In these studies, MKC-442 displayed greater potency than nevirapine against wild-type and mutant strains of HIV. Preclinical studies of MKC-442 in two drug combinations with AZT and ddI and in two and three drug combinations with certain nucleoside analogue reverse transcriptase inhibitors and protease inhibitors suggest that MKC-442 may work well in combination therapy, allowing for more effective inhibition of HIV replication than with any of the single agents alone.

    Studies in animals suggest a favorable safety and pharmacokinetic profile. Animal pharmacokinetic analyses showed good oral bioavailability and excellent penetration into the central nervous system. The brain is a significant site of HIV replication that is poorly penetrated by many currently marketed anti-HIV drugs. In rats, for example, the concentration of MKC-442 in the brain was 100% of that seen in the plasma.

    A Phase Ia study conducted by the Company evaluated the pharmacokinetics and tolerance of single escalating doses of MKC-442 in HIV-infected volunteers. The compound was well tolerated, with only a few participants experiencing minor adverse effects at the higher dose levels. In the groups receiving higher doses, concentrations of the drug in the plasma reached levels much higher than the concentration levels required to kill 90% of the virus in culture.

    The Company recently released preliminary data from an ongoing Phase Ib/IIa double-blind, placebo-controlled trial designed to evaluate the safety and efficacy of repeated multiple oral doses of MKC-442 in HIV infected patients. A total of 26 patients were treated for up to two months. Doses ranging from 100 mg twice a day to 350 mg twice a day were given to groups of six patients at each dosage level and additional patients are currently entering the trial to receive higher doses. MKC-442 produced a significant reduction in the amount of HIV in the blood. The degree of this viral load reduction varied depending on dosage, with over 90% reduction seen during the first week of therapy at the highest dose studied to date. This was followed by varying increases from this nadir over the following three week observation period for which viral load data were available. Genetic mutations that may be associated with resistance were found in the virus obtained from some patients after one month of therapy, consistent with observations obtained from patients on other monotherapy regimens. During the course of over 210 patient-weeks of active drug exposure, the only significant adverse reaction observed was a rash in one patient receiving the lowest dose. The preliminary trial is continuing, and conclusions about the efficacy and safety profile of MKC-442 when used alone will not be possible until more extensive dose escalation has occurred.

    Pharmacokinetic drug interaction studies with protease inhibitors and other agents are currently ongoing under a United States Investigational New Drug Exemption Application ("IND").

    FTC. Triangle currently intends to initiate Phase Ib/IIa clinical trials with FTC for the treatment of HIV in 1997. FTC is a member of the same nucleoside series as 3TC. Triangle has licensed its worldwide rights to FTC for the treatment of HIV and HBV from Emory.

    IN VITRO studies have demonstrated that FTC is three to ten times more potent than 3TC against HIV and is a potent antiviral agent against HIV strains obtained from a geographically diverse set of HIV-infected patients. IN VITRO studies have also shown that FTC shares cross-resistance patterns with 3TC. The most common resistance mutation to these two agents also increases sensitivity of the virus to AZT.

    The pharmacokinetics and metabolism of FTC have been investigated in animal studies that demonstrated that FTC was cleared rapidly from the blood stream over all doses studied and had good oral bioavailability. FTC was also well tolerated. Mild anemia in mice was seen only at extremely high doses (3000 mg/kg/day).

    A Phase Ia single dose study evaluated the pharmacokinetics and tolerance of FTC in [12] HIV-infected volunteers. The volunteers received six single oral doses of FTC at six day intervals ranging from 100 to 1200 milligrams. FTC was well tolerated by all subjects in the dose range studied. FTC was absorbed rapidly into the blood stream following oral administration and was excreted primarily through the kidneys. Its half-life suggests that it could be given twice daily. While food intake slightly decreased the rate of absorption, it did not affect overall oral bioavailability. The absorption, metabolism and excretion of FTC were generally consistent among the subjects.

    DAPD. The Company currently intends to initiate Phase I clinical trials with DAPD for the treatment of HIV in late 1997 or early 1998. DAPD is a member of a different nucleoside series from FTC and CS-92. The Company believes that DAPD is currently the only member of the nucleoside series to which it belongs in development for the treatment of viral diseases and may offer advantages over several nucleosides from other series that are already on the market because of its unique structure and pharmacological properties. Triangle has licensed worldwide rights to DAPD for the treatment of HIV and HBV from Emory and the University of Georgia Research Foundation, Inc. ("UGARF").

    Laboratory studies indicate that DAPD inhibits the growth of HIV at submicromolar levels and is synergistic in combination with AZT, 3TC and FTC. HIV strains that are resistant to AZT, 3TC and FTC are not cross-resistant to DAPD. Pharmacokinetic studies have been completed in animals and demonstrated that DAPD is rapidly converted to dioxolane guanosine ("DXG"). Preliminary analyses of these pharmacokinetic studies indicate that DXG serum concentrations decline with a terminal half-life ranging from approximately two to eight hours. The analysis of several urine samples from this study indicate the presence of DXG with no other metabolites detected.

    CS-92. Triangle currently intends to initiate Phase I clinical trials with CS-92 in 1997. CS-92 is a member of the same nucleoside series as AZT. Triangle has licensed worldwide rights to CS-92 for the treatment of HIV from Emory and UGARF.

    CS-92 has been extensively studied IN VITRO in various cell culture systems. CS-92 demonstrated significant antiviral activity IN VITRO against HIV and appears to be significantly less toxic than AZT. The levels needed to inhibit the virus are one hundred to one thousand times less than the toxic levels in cell cultures. CS-92 is also active in HIV-infected human macrophages, a significant reservoir of HIV infection in humans. CS-92 is 50 to 100 times less toxic to human bone marrow cell cultures than AZT. However, CS-92 has a resistance profile similar to AZT and a certain amount of CS-92 is converted intracellularly to AZT.

    In animal studies, CS-92 demonstrated low bone marrow toxicity, lack of systemic toxicity, reasonable oral bioavailability and a long half-life that suggest a favorable potential for use in humans. Studies in mice of continuous oral treatment with CS-92 for 145 days produced no apparent toxicity. A similar treatment with AZT produced preliminary evidence of red blood cell toxicity as early as 34 days after treatment commenced. In a separate study conducted by the Company, when animals were given identical daily doses of either AZT or CS-92, the animals given AZT developed anemia by day 14 while the animals given CS-92 did not. Pharmacokinetic studies have also been conducted with CS-92 in animals. Oral bioavailability in rats readily yielded viral inhibitory levels in plasma for a number of hours after dosing. CS-92 also displayed favorable pharmacokinetic parameters with good oral bioavailability and a longer half-life than AZT. More detailed animal studies are currently underway.

    HBV

    BACKGROUND. HBV is the causative agent of both the acute and chronic forms of hepatitis B, a liver disease that is a major cause of illness and death throughout the world. HBV can lead to cirrhosis and cancer of the liver. In the United States approximately 300,000 people become acutely infected each year and approximately one million people currently are chronic hepatitis B carriers. Of these, as many as 5,000 die each year as a result of the consequences of this liver damage. Worldwide, over 300 million people are chronically infected. Presently, there are over 120 million carriers of hepatitis B in Asia, of whom one-fourth may develop serious illnesses such as cirrhosis and liver cancer.

    A vaccine is currently available that can prevent the transmission of HBV; however, it has no activity in those already infected with the virus. Alpha interferon, approved for the treatment of HBV, is administered by injection, is not always successful in controlling the virus and is associated with significant side-effects, the most common being severe flu-like symptoms. While a few compounds under development may have some activity in the treatment of HBV infection, the Company believes it is likely that additional drugs will be necessary to effectively treat the disease. For example, clinical trials with 3TC to date have shown good tolerance and effective suppression of HBV replication during the course of treatment. However, virus replication usually returns after a six month course of therapy has been completed. Studies of more prolonged therapy are in progress, but antiviral resistance has already been observed with certain patients.

    The Company believes that HBV, like HIV, may be treated more effectively with combination therapy. Therefore, even if other drugs are approved for the treatment of HBV, the Company believes there will still be a need for additional safe and effective oral therapies for chronic HBV that can be used in combination therapies.

    DEVELOPMENT STATUS. Two of the compounds that the Company is developing for the treatment of HIV, FTC and DAPD, are also being developed for the treatment of HBV.

    FTC. The Company currently intends to initiate Phase I clinical trials with FTC for the treatment of HBV in 1997. Some of the development activities the Company plans to undertake with FTC for the treatment of HIV will also be used by the Company in its development of FTC for the treatment of HBV. See "--HIV--Development Status--FTC."

    FTC has been shown to be a potent inhibitor IN VITRO of HBV replication, and is synergistic IN VITRO in combination with several types of interferons approved for the treatment of HBV. The anti-hepatitis activity of

FTC has been demonstrated in a chimeric mouse model and against woodchuck hepatitis virus ("WHV") in naturally infected woodchucks. The infection of the woodchuck results in a disease state closely resembling that found in humans infected with HBV. In the woodchuck model, all treated animals had significantly reduced levels of WHV DNA in their blood. One week after treatment was stopped, WHV levels returned to pretreatment levels, as is seen with 3TC.

    DAPD. The Company currently intends to initiate Phase I clinical trials with DAPD for the treatment of HBV in late 1997 or early 1998. Some of the development activities the Company plans to undertake with DAPD for the treatment of HIV will also be used by the Company in its development of DAPD for the treatment of HBV. See "--HIV--Development Status--DAPD."

    DAPD has been shown to be a potent inhibitor IN VITRO of HBV replication. In a woodchuck model, DAPD was found to be as active as 3TC in reducing serum levels of circulating viral DNA when administered for 12 weeks.

    HERPES SIMPLEX VIRUS

    BACKGROUND. Herpes labialis (cold sores), caused by Herpes Simplex Virus Type-1 ("HSV-1"), is a latent viral infection that is found in approximately 90% of adults over 30. Once a person is infected, the virus may remain in the body indefinitely, evading attempts by the immune system to destroy it. In a recurrent outbreak characterized as "cold sores," the virus reactivates from its latent state spontaneously or in response to a variety of unpredictable and unavoidable stimuli, including hormonal changes, stress and exposure to sunlight. There is no effective cure for HSV-1.

    Genital herpes, caused by Herpes Simplex Virus Type 2 ("HSV-2"), is one of the most common sexually transmitted diseases. In the United States, it is estimated that there are between 500,000 and one million new cases annually and that as many as 60 million individuals show evidence of prior infection of HSV-2. About one-third of patients infected with HSV-2 have recurring episodes of painful genital ulcerations, which in most cases heal in three to ten days. Systemic treatment with acyclovir and, more recently, famciclovir and valacyclovir, is effective against most strains of HSV-2. However, in patients with weakened immune systems, such as AIDS patients, the healing of genital ulcerations may be prolonged, persisting for weeks or even months. Resistance to acyclovir is common in these patients because the virus has mutated to avoid the required biochemical step needed to activate the drug. Approved and experimental therapies to treat these resistant viruses are either inconvenient to administer or are associated with potentially significant toxicologic profiles.

    DEVELOPMENT STATUS OF ACYCLOVIR MONOPHOSPHATE. The Company is developing a topical formulation of acyclovir monophosphate ("ACVMP") for acyclovir-resistant herpes virus infections and for herpes labialis. ACVMP is a monophosphate derivative of the nucleoside acyclovir. Triangle has licensed worldwide rights to ACVMP from Dr. Karl Hostetler, a director of the Company and a member of its Scientific Advisory Board.

    Acyclovir requires the addition of three phosphates to produce the form active against herpes viruses. Normally, the first phosphate is added ("phosphorylation") by a virus-specific enzyme known as thymidine kinase, which produces ACVMP. Once ACVMP is produced, non-viral host cell enzymes add two additional phosphate groups to the molecule to produce acyclovir triphosphate, which is the active antiviral. Mutations in some herpes viruses, particularly those in patients with weakened immune systems, result in a virus that either lacks or has deficient levels of the enzyme thymidine kinase. These viruses do not perform the critical first phosphorylation and are therefore resistant to acyclovir. The administration of ACVMP overcomes this resistance because ACVMP is provided to the cell in an activated form. Before initiating clinical trials in humans, the Company is currently conducting preclinical and formulation studies to confirm prior animal model studies which demonstrated the advantages of topical ACVMP over topical acyclovir.

CANCER PROGRAM

    BACKGROUND. Cancer, which can occur in almost any part of the body, is a major cause of death in developed countries. In the United States, approximately
1.3 million new cases of cancer are diagnosed annually, and more than 1,500 people die of cancer each day. Colorectal, breast, prostate and lung cancer account for approximately half of all diagnoses.

    Treatments currently approved for cancer vary greatly depending on where the disease originates in the body and the extent of the disease at the time of treatment. The three conventional modes of treatment are radiation therapy, chemotherapy and surgery. Radiation therapy and chemotherapy often have significant negative side effects that may include nausea, hair loss, liver toxicity, extreme fatigue and lowered resistance to infection. Both forms of therapy generally require repeated treatments over extended periods of time. If the disease recurs in a patient following these therapies, it is frequently impossible to repeat the treatment because the recurring cancer will have developed resistance to the form of treatment used (either drug or radiation), or the patient will have received maximum levels of radiation. Surgery does not cause the same side effects as radiation therapy or chemotherapy and is considered the treatment of choice for many cancers; however, many patients are not eligible for surgery because of the location of the cancerous tissue or their physical condition. Even for those patients who are not subject to these limits, surgery can be traumatic and can require long recovery periods. For most advanced stages of cancer, current therapies provide only short-term benefit and the majority of patients die of their disease within a few months to a few years.

    Non-small cell lung cancer ("NSCLC") is a highly fatal disease caused predominately by smoking. Approximately 100,000 people are diagnosed with the disease in the United States each year and their prognoses are typically very poor. Surgery and radiation are the treatments of choice for NSCLC, but result in only about ten percent five-year survival rates. For the 70% of patients whose tumors are not amenable to surgical removal, median survival rates are measured in months. Chemotherapeutic agents are marginally effective in extending survival in the early stages of the disease and are used primarily to relieve symptoms and sometimes shrink tumors to provide short-term benefit. Antitumor agents generally do not provide significantly prolonged benefit to NSCLC patients during their later stages of disease.

    The drug options for treating brain cancer are also limited. Approximately 13,500 patients in the United States develop primary brain tumors each year, and the currently approved chemotherapeutic agents lack specificity, resulting in dose-limiting toxicities.

    DEVELOPMENT STATUS OF ALANOSINE. The Company is funding Phase II pilot efficacy studies with alanosine that will be conducted by the University of California, San Diego for the treatment of NSCLC and brain cancers that lack the enzyme methylthioadenosine phosphorylase ("MTAP"). These clinical trials are currently open for patient enrollment under a United States IND.

    Alanosine is an amino acid analogue derived from STREPTOMYCES ALANOSINICUS. Triangle has obtained an option from the Regents that expires in September 1998 (with an option for Triangle to extend the exercise period for one year) for a worldwide license to use alanosine in treating various cancers lacking the enzyme MTAP.

    Alanosine has antitumor activity based upon its ability to interfere with the synthesis of adenosine, a molecule necessary for cellular growth and activity. Cells have only two methods of making adenosine: by DE NOVO synthesis and by the "salvage pathway." Alanosine interferes with the DE NOVO synthesis of adenosine in both malignant and normal cells. In cancer cells that lack the enzyme MTAP (a required enzyme in the salvage pathway), alanosine will deprive such cancer cells but not normal cells of all means to make adenosine.

    Alanosine was evaluated in Phase I and Phase II clinical trials at the National Cancer Institute ("NCI") during the early 1980's. The trials were discontinued because alanosine caused toxicity typically associated with chemotherapy and did not produce significant response rates in common tumors such as breast or colon cancers.

Recently, investigators at the University of California, San Diego discovered that malignant cells from certain cancer patients lack MTAP. The enzyme deficiency occurs in up to 30% of NSCLCs and up to 75% of primary brain tumors. It is absent in a lower percentage of patients with leukemias, lymphomas, melanomas, breast cancer and renal adenocarcinomas. The Company believes that the growth of these MTAP-deficient tumors should be inhibited by alanosine.

    A laboratory test has been developed and is being perfected to identify in tumor biopsy tissue those cancers that lack MTAP and therefore are most likely to respond to therapy with alanosine. The NCI has already conducted dose-escalating studies and established dose-limiting toxicities. Triangle intends to attempt to recharacterize alanosine by using advanced molecular biological techniques to select the patients most likely to respond to alanosine: those with malignant cancer cells that lack MTAP.

    PSORIASIS PROGRAM

    BACKGROUND. Psoriasis is a chronic condition of the skin manifested by scaly patches, which may cause itching. The disease affects an estimated two percent of the world's population, including approximately five million people in the United States. It is characterized by spontaneous remissions, but relapses are common. Although it is not usually a life-threatening condition, psoriasis causes significant psychological distress to those affected who may feel ostracized because of their physical appearance. In severe cases, patients suffer from extensive skin damage and, in some cases, arthritis. There is no known cure for psoriasis and sufferers are often treated for each recurrent episode.

    Treatments for psoriasis, though varied, are generally of only short-term benefit. They range from topical therapy for milder symptoms, including steroids, Vitamin D derivatives, coal tars and emollients, to phototherapy and more toxic systemic treatments for more severe cases, such as cyclosporine, tretinoin and methotrexate.

    DEVELOPMENT STATUS OF 2-CDAP. The Company currently intends to initiate Phase I clinical trials with a topical formulation of 2-CdAP for the treatment of psoriasis in late 1997 or early 1998. 2-CdAP is a derivative of 2-CdA (cladribine), a potent immunosuppressive and anti-proliferative agent that is currently an approved drug and the treatment of choice for hairy cell leukemia. Triangle has licensed worldwide rights to the topical administration of 2-CdAP from Dr. Karl Hostetler and Dr. Dennis Carson.

    In a recent clinical trial, seven patients with psoriasis enrolled in a three month study of oral 2-CdA. Of six patients completing therapy, skin lesions improved in five (two dramatic responses) and joint disease improved in four. However, immunosuppression occurred in all patients and an opportunistic infection occurred in one patient.

    Recent experiments have shown that complex polynucleotides administered topically are absorbed by cells such as keratinocytes and macrophages within the superficial skin. Based on these findings, the Company believes that topical mononucleotides such as 2-CdAP will also penetrate the skin. If this occurs, the Company believes that the therapeutic utility of 2-CdAP in psoriasis would result from its ability to gain direct access to hyperproliferating keratinocytes in a form that would be rapidly effective. The Company believes that 2-CdAP should also penetrate lymphocytes found in the psoriatic skin, killing them without producing systemic toxicity. The Company believes that systemic toxicity is unlikely to occur because of the small amount of drug that would enter the bloodstream.

LICENSE AND OPTION AGREEMENTS

    The Company has entered into an option agreement with Mitsubishi with respect to the acquisition of certain license rights to MKC-442. The Company has licensed FTC from Emory and DAPD and CS-92 from Emory and UGARF. The Company has licensed ACVMP from Dr. Karl Hostetler and 2-CdAP from Dr. Karl Hostetler and Dr. Dennis Carson. The Company has entered into an option agreement with the Regents with respect to the acquisition of certain license rights to alanosine. See "--Risks and Uncertainties--Risks Relating to License and Option Agreements."

MITSUBISHI CHEMICAL CORPORATION

    In December 1995, the Company entered into an option agreement with Mitsubishi pursuant to which Mitsubishi granted the Company an option through December 1997 to obtain an exclusive license to MKC-442. The Company recently exercised its option and is currently negotiating the license agreement. The license will include all countries of the world except certain countries in East Asia, including China, Japan and Korea. Under the option agreement, Triangle has agreed to perform preclinical testing and initial Phase I and Phase IIa clinical trials with MKC-442. Mitsubishi has agreed to fund up to $1.6 million of the development costs incurred by Triangle through the end of the option period in connection with engaging an authorized CRO and to supply certain preclinical testing and clinical trial material used by Triangle at Mitsubishi's expense. The Company is obligated to hold Mitsubishi harmless against any claims or losses incurred as a result of the Company's conducting such preclinical testing and clinical trials. Mitsubishi has the right to terminate the option agreement upon three months' notice for scientific or clinical reasons after consultation with the Company. Additional termination events include an uncured breach of the option agreement by the Company. The termination of the option agreement could have a material adverse effect on the Company.

    Once executed, the license agreement will require the Company to pay a license initiation fee and make certain milestone and royalty payments, including minimum annual payments, to Mitsubishi. At Mitsubishi's option, certain of these payments may be made in the form of the Company's capital stock. The Company will also be required to meet certain milestone obligations and conduct certain development work with respect to MKC-442. Upon the Company's request, Mitsubishi will supply the Company with MKC-442 for formulation of drug substance under the terms of a separate supply and purchase agreement to be separately negotiated, and any purchases of MKC-442 by the Company will be credited to the Company's minimum annual payment obligation. Mitsubishi will have the right to terminate the license agreement if the Company does not satisfy certain milestone obligations or does not cure any material breach of the license agreement. The failure of the Company to enter into the license agreement or the termination of the license agreement could have a material adverse effect on the Company.

    FTC. In April 1996, the Company entered into a license agreement with Emory pursuant to which the Company received an exclusive worldwide license to all of Emory's rights to purified forms of FTC (the "FTC Technology") for use in the HIV and HBV fields. As consideration for the exclusive license of the FTC Technology, the Company issued 500,000 shares of Common Stock and agreed to pay certain license fees, most of which have already been paid. In addition, the Company agreed to make certain milestone and royalty payments to Emory. Beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the FTC Technology in the United States and after the first registration is granted for an anti-HBV product incorporating the FTC Technology in certain major market countries, the Company will be required to pay Emory minimum annual royalties for the HIV and HBV indications, respectively. Under the license agreement, Emory is primarily responsible for prosecuting all patents related to the FTC Technology. The Company agreed to reimburse Emory for the patent prosecution costs it incurs after December 1996. The Company has the right to pursue any actions against third parties for infringement of the FTC Technology at the Company's expense. Upon the conclusion of any such infringement action, the Company is entitled to offset its unrecovered expenses incurred in connection with the infringement action against any milestone payments and royalties that were owing to Emory during the time the infringement action was pending. In addition, the Company is obligated to defend, indemnify and hold harmless Emory and certain of its representatives against any claims or losses incurred as a result of the Company's manufacturing, testing, design, use and sale of products utilizing the FTC Technology. Emory has the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event the Company does not satisfy certain milestone obligations. Emory may also terminate the license agreement upon an uncured breach of the agreement by the Company. In the event of such termination or conversion, the Company will grant Emory certain nonexclusive, royalty-free license rights in all intellectual property under the Company's control relating to the FTC Technology necessary for the marketing of products incorporating the FTC Technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could have a material adverse effect on the Company.

    DAPD. In March 1996, the Company entered into a license agreement with Emory and UGARF pursuant to which the Company received an exclusive worldwide license to all of Emory's and UGARF's rights to a series of nucleoside analogues including DAPD and DXG (the "DAPD Technology") for use in the HIV and HBV fields. As consideration for the exclusive license of the DAPD Technology, the Company issued an aggregate of 150,000 shares of Common Stock to Emory and UGARF. In addition, the Company agreed to make certain milestone and royalty payments to Emory and UGARF. The Company is required to pay license maintenance fees beginning March 1999 in the event certain development milestones have not been achieved. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the DAPD Technology, the Company will be required to pay Emory and UGARF a minimum annual royalty. Under the license agreement, Emory and UGARF are primarily responsible for prosecuting all patents related to the DAPD Technology. The Company agreed to reimburse Emory and UGARF for the patent prosecution costs they incur after the date of the license agreement. The Company has the right to pursue any actions against third parties for infringement of the DAPD Technology at the Company's expense. Upon the conclusion of any such infringement action, the Company is entitled to offset its unrecovered expenses incurred in connection with the infringement action against any milestone payments and royalties that were owing to Emory and UGARF during the time the infringement action was pending. In addition, the Company is obligated to defend, indemnify and hold harmless Emory, UGARF and certain of their representatives against any claims or losses incurred as a result of the Company's manufacturing, testing, design, use and sale of products utilizing the DAPD Technology. Emory and UGARF have the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event the Company does not satisfy certain milestone obligations. Emory and UGARF may also terminate the license agreement upon an uncured breach of the agreement by the Company. In the event of such termination or conversion, the Company will grant Emory and UGARF certain nonexclusive, royalty-free license rights in all intellectual property under the Company's control relating to the DAPD Technology necessary for the marketing of products incorporating the DAPD Technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could have a material adverse effect on the Company.

    CS-92. In March 1996, the Company entered into a license agreement with Emory and UGARF pursuant to which the Company received an exclusive worldwide license to all of Emory's and UGARF's rights to CS-92 (the "CS-92 Technology") for use in the HIV field. As consideration for the exclusive license of the CS-92 Technology, the Company issued an aggregate of 50,000 shares of Common Stock to Emory, UGARF and Dr. Raymond Schinazi, a co-inventor of the CS-92 Technology. In addition, the Company agreed to make certain milestone and royalty payments to Emory and UGARF. The Company is required to pay license maintenance fees beginning March 1999 in the event certain development milestones have not been achieved. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the CS-92 Technology, the Company will be required to pay Emory and UGARF a minimum annual royalty. Under the license agreement, Emory and UGARF are primarily responsible for prosecuting all patents related to the CS-92 Technology. The Company agreed to reimburse Emory and UGARF for the patent prosecution costs they incur after the date of the license agreement. The Company has the right to pursue any actions against third parties for infringement of the CS-92 Technology at the Company's expense. Upon the conclusion of any such infringement action, the Company is entitled to offset its unrecovered expenses incurred in connection with the infringement action against any milestone payments and royalties that were owing to Emory and UGARF during the time the infringement action was pending. In addition, the Company is obligated to defend, indemnify and hold harmless Emory, UGARF and certain of their representatives against any claims or losses incurred as a result of the Company's manufacturing, testing, design, use and sale of products utilizing the CS-92 Technology. Emory and UGARF have the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event the Company does not satisfy certain milestone obligations. Emory and UGARF may also terminate the license agreement upon an uncured breach of the agreement by the Company. In the event of such termination or conversion, the Company will grant Emory and UGARF certain nonexclusive, royalty-free license rights in all intellectual property under the Company's control relating to the CS-92 Technology necessary for the marketing of products incorporating the CS-92 Technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could have a material adverse effect on the Company.

DRS. HOSTETLER AND CARSON

    In November 1995, the Company entered into a license agreement with Dr. Karl Hostetler and Dr. Dennis Carson pursuant to which Dr. Hostetler granted the Company an exclusive worldwide license to his rights to ACVMP and Drs. Hostetler and Carson granted the Company an exclusive worldwide license to their rights to 2-CdAP (the "ACVMP and 2-CdAP Technologies"). As consideration for the exclusive license of the ACVMP and 2-CdAP Technologies, the Company sold shares of Common Stock to Drs. Hostetler and Carson. The interests of Drs. Hostetler and Carson in the shares of Common Stock vest over time as they continue to serve as consultants to the Company. The Company also agreed to make two separate milestone payments of $1.0 million each and to make royalty payments ranging from 3% to 8% of net sales of products incorporating the ACVMP and 2-CdAP Technologies to Drs. Hostetler and Carson. The Company is obligated to hold harmless Drs. Hostetler and Carson against any claims or losses caused by or arising out of the Company's use of the ACVMP and 2-CdAP Technologies. Drs. Hostetler and Carson have the right to terminate the license agreement or convert the exclusive license to a nonexclusive license in the event that the Company does not satisfy certain development, marketing and milestone obligations. Additional termination events include the failure of the Company to pay royalties to Drs. Hostetler and Carson when due. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could have a material adverse effect on the Company.

THE REGENTS OF THE UNIVERSITY OF CALIFORNIA

    In September 1996, the Company entered into an option agreement with the Regents pursuant to which the Regents granted the Company an option through September 1, 1998 (with an option to extend the exercise period for one year), to obtain an exclusive worldwide license to all of the Regents' rights to alanosine and related technologies (the "Alanosine Technology") for use in the treatment of various cancers lacking the enzyme MTAP. As consideration for the grant of the option, the Company agreed to pay the Regents certain option fees. In the event the Company exercises the option, the Company will be required to pay a license initiation fee and annual license maintenance fees. The Company will also be required to make certain milestone and royalty payments to the Regents, including minimum annual royalties. The Regents are primarily responsible for prosecuting all patents and initiating infringement actions related to the Alanosine Technology (and will remain primarily responsible for patent prosecution and infringement actions if the Company exercises the option). The Company has agreed to reimburse the Regents for all patent prosecution costs they incur. In addition, the Company is obligated to defend, indemnify and hold harmless the Regents and certain of their representatives against any claims or losses incurred as a result of the Company's exercise of its rights under the option agreement.

    The Company also entered into a sponsored research agreement (the "Research Agreement") with the Regents whereby the Company has agreed to provide approximately $450,000 to fund two clinical trials to be conducted by the University of California, San Diego. The clinical trials will be pilot Phase II clinical studies to assess the efficacy of alanosine in the treatment of NSCLC and brain cancers. Either the Regents or the Company may terminate a study upon the uncured breach of the Research Agreement by the other party. In the event both studies are terminated under the Research Agreement (other than for reasons of the uncured breach on the part of the Regents), the Company's rights under the option agreement would be terminated. The termination of the Company's rights under the option agreement, the failure of the Company to enter into the related license agreement or the termination of the license agreement could have a material adverse effect on the Company.

PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent protection with respect to its drug candidates, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others and to obtain appropriate licenses to patents or proprietary rights held by third parties, with respect to its drug candidates, both in the United States and in foreign countries. The Company has no patents in its own name or patent applications of its own pending, but has obtained licenses to patents and other proprietary rights from third parties with respect to each of the Company's seven drug candidates.

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

    The Company is aware of significant risks regarding the patent rights licensed by the Company relating to three of the seven compounds comprising the Company's existing drug candidate portfolio. The Company may not be able to commercialize FTC, DAPD or CS-92 for HIV and/or HBV due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or with other compounds to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC, DAPD and CS-92 to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC, DAPD and/or CS-92 in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even in the absence of an unfavorable resolution of any of these questions, the Company may attempt to obtain licenses from one or more third parties in order to reduce or eliminate the risks relating to some or all of these matters. There can be no assurance that the Company will elect to obtain any such licenses or that such licenses will be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds would have a material adverse effect on the Company.

FTC

    The Company obtained its rights to purified forms of FTC under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to composition of matter and methods to treat HIV and HBV with FTC. Yale University ("Yale") filed patent applications on FTC and its use to treat HBV in 1991 in the United States, and subsequently licensed its rights under those patent applications to Emory. The Company's license arrangement with Emory includes all rights under the Yale patent applications. FTC belongs to the same general class of nucleosides as 3TC, which was recently approved in the United States by the FDA for use in combination with AZT for the treatment of HIV. 3TC is currently being sold by Glaxo Wellcome plc ("Glaxo") for the treatment of HIV under a license agreement with BioChem Pharma Inc. ("Biochem Pharma").

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

    HBV. Burroughs Wellcome filed patent applications in March and May 1991 in Great Britain on a method to treat HBV with FTC. Burroughs Wellcome filed similar patent applications in other countries, which the Company believes includes the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those applications were filed in foreign countries prior to the date Emory filed its patent application on the use of FTC to treat HBV, and therefore, the foreign patent applications filed by Burroughs Wellcome have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property, and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. There can be no assurance that Emory will succeed in its efforts to establish ownership rights. If Emory fails to establish ownership rights, the Company could not make, use or sell FTC for the treatment of HBV in countries in which patents are issued to Glaxo without a license from Glaxo. If Emory establishes only co-ownership rights (and not sole ownership) to these patents and patent applications, laws in Europe, Korea and perhaps other countries could prohibit Emory from licensing any co-owned patent rights without Glaxo's consent. If the Company is required to obtain a license from Glaxo to sell FTC for the treatment of HBV, there can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all.

    BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat HBV with FTC. BioChem Pharma filed similar patent applications in other countries and in January 1996, was issued a patent in the United States. Emory has informed the Company that Emory intends to challenge BioChem Pharma's issued United States patent. There can be no assurance that Emory will pursue or succeed in any such proceeding. The Company cannot sell FTC for the treatment of HBV in the United States unless the BioChem Pharma patent is held invalid by a United States court or administrative body or unless the Company obtains a license from Biochem Pharma. There can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma was issued a United States patent on the use of 3TC to treat HBV and has corresponding applications pending or issued in foreign countries. If it is determined that the use of FTC to treat HBV is not substantially different from the use of 3TC to treat HBV, a court could hold that the use of FTC to treat HBV infringes these BioChem Pharma 3TC patents.

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

DAPD

    The Company obtained its rights to DAPD under a license from Emory and UGARF. The DAPD portfolio licensed to the Company consists of two issued United States patents and several United States and foreign patent applications that cover a method for the synthesis of DAPD and its use to treat HIV and HBV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990, 1992 and 1993, respectively. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to BioChem Pharma's granted patent application in the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD, and Emory has informed the Company that Emory intends to challenge

BioChem Pharma's patents and patent applications in other countries. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have been opposed by BioChem Pharma. There can be no assurance that a court or administrative body would invalidate BioChem Pharma's patent claims or that a sale of DAPD by the Company would not infringe BioChem Pharma's patents. If Emory, UGARF and the Company do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue as a result of such applications), the Company will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain a license from BioChem Pharma on acceptable terms or at all.

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

    Litigation, which could result in substantial cost to the Company, may be necessary to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights, which may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The Company's licensors may also have to participate in interference proceedings declared by the PTO to determine the priority of an invention, which could result in substantial cost to the Company. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF and the Regents, Emory, UGARF and the Regents are primarily responsible for any litigation, interference, opposition or other action pertaining to patents or patent applications related to the licensed technology and the Company is required to reimburse them for the costs they incur in performing these activities. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF and/or the Regents do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF and/or the Regents elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which Emory, UGARF and/or the Regents conduct the proceedings. Emory, UGARF and/or the Regents could, in any of these proceedings they elect to initiate and maintain, elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

    The Company also relies on unpatented trade secrets and know-how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. The Company relies on certain technologies to which it does not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. The Company has filed an application for but has not obtained a trademark registration with respect to its corporate name and its logo. Another company has filed an application to obtain a trademark registration for the name "Triangle Coordinated Care," and the Company is aware that several other companies use trade names that are similar to the Company's for their businesses. If the Company is not able to obtain any licenses that may be necessary for the Company to use its corporate name, it may be required to change its corporate name. The Company's management personnel were previously employed by other pharmaceutical companies. In many cases, these individuals are conducting drug development activities for the Company in areas similar to those in which they were involved prior to joining the Company. As a result, the Company, as well as these individuals, could be subject to allegations of violation of trade secrets and other similar claims. See "--Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights."

GOVERNMENT REGULATION

    The manufacturing and marketing of Triangle's products and its ongoing development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. See "--Risks and Uncertainties--Extensive Government Regulation; No Assurance of Regulatory Approval."

FDA APPROVAL

    In the United States, pharmaceuticals are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act governs the testing, manufacture, approval, labeling, storage, record keeping, advertising and promotion of Triangle's drug candidates and any products that Triangle may successfully develop. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

    The steps required before a new prescription drug may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must be evaluated and found acceptable by the FDA before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA and (v) FDA approval of the NDA. Prior to obtaining FDA approval of an NDA, the facilities that will be used to manufacture the drug must undergo a preapproval inspection to ensure compliance with the FDA's Good Manufacturing Practices ("GMP") regulations. A company must also pay a one-time user fee for each NDA submission and pay annual user fees for each approved product and manufacturing establishment.

    Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and effectiveness of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. If the FDA has concerns about the proposed clinical trial, it may delay the trial and require modifications to the trial protocol prior to permitting the trial to begin. As a result, there can be no assurance that the FDA will permit a proposed IND to become effective.

    Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical is being tested. The pharmaceutical is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols previously submitted to the FDA as part of the IND that detail the objectives of the trial, the parameters used to monitor safety and the efficacy criteria that are being evaluated. Each clinical trial is conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the trial is conducted. The IRB considers, among other things, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

    Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves trials in a limited patient population to determine the effectiveness of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. In serious diseases such as AIDS or cancer, patients suffering from the disease rather than healthy volunteers are used in Phase I trials. In addition, Phase I trials may be divided between Phase Ia, in which single doses of the drug are given, and Phase Ib, in which multiple doses are given. In the latter instance, some efficacy data may be obtained if the subjects are patients suffering from the disease rather than healthy volunteers, and these trials are referred to as "Phase Ib/IIa." After a compound has been shown in Phase II trials to have an acceptable safety profile and probable effectiveness, Phase III trials are undertaken to evaluate clinical effectiveness further and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical trial plans and the results of the trials at each phase and may discontinue the trials at any time if there are significant safety issues.

    The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis or at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. Upon approval, a drug may be marketed only for the approved indications in the approved dosage forms. Further clinical trials would be necessary to gain approval for the use of the product for any additional indications or dosage forms. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

    A company may conduct clinical trials outside of the United States, using a product manufactured outside the country, and in some circumstances manufactured within the United States, without an IND. The FDA will accept data from foreign clinical trials to support clinical investigations in the United States and/or approval of an NDA only if the agency determines that the trials are well-designed, well-conducted, performed by qualified investigators, and conducted in accordance with internationally recognized ethical principles. The Company is currently conducting a Phase Ib/IIa clinical trial in Europe for MKC-442, for which an IND has not been submitted to FDA. Triangle intends to conduct clinical trials with some of its other drug candidates in Europe as well. There can be no assurance that clinical trials conducted in either the United States or foreign countries will demonstrate that any potential products under development by the Company are safe and effective, or that the FDA will not require additional clinical trials to support approval of an NDA.

    The FDA has developed several regulatory procedures to accelerate the clinical testing and approval of drugs intended to treat serious or life-threatening illnesses under certain circumstances. For example, in 1988, the FDA issued regulations to expedite the development, evaluation and marketing of drugs for life-threatening and severely debilitating illnesses, especially where no alternative therapy exists (the "1988 Regulations"). These procedures encourage early consultation between the IND sponsors and the FDA in the preclinical testing and clinical trial phases to determine what evidence will be necessary for marketing approval and to assist the sponsors in designing clinical trials. Under this program, the FDA works closely with the IND sponsors to accelerate and condense Phase II clinical trials, which may, in some cases, eliminate the need to conduct Phase III trials or limit the scope of Phase III trials. Under the 1988 Regulations, the FDA may require postmarketing clinical trials (Phase IV trials) to obtain additional information on the drug's risks, benefits and optimal use.

    In 1992, the FDA issued regulations establishing an accelerated NDA approval procedure for certain drugs under Subpart H of the agency's NDA approval regulations ("Subpart H Regulations"). The Subpart H Regulations provide for accelerated NDA approval for new drugs intended to treat serious or life-threatening diseases where the drugs provide a meaningful therapeutic advantage over existing treatment. Under this accelerated approval procedure, the FDA may approve a drug based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that reasonably suggest clinical benefits, or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity. This approval is conditional on the favorable completion of trials to establish and define the degree of clinical benefits to the patient. Such postmarketing clinical trials would usually be underway when the product obtains this accelerated approval. If, after approval, a post-marketing clinical study establishes that the drug does not perform as expected, or if post-marketing restrictions are not adhered to or are not adequate to ensure the safe use of the drug, or other evidence demonstrates that the product is not safe and/or effective under its conditions of use, the FDA may withdraw approval. The Subpart H accelerated approval regulation can complement the 1988 Regulations for expediting the development, evaluation and marketing of drugs. These two procedures for expediting the clinical evaluation and approval of certain drugs may shorten the drug development process by as much as two to three years.

    The Company believes that MKC-442, FTC, CS-92, DAPD, ACVMP and alanosine may be candidates for accelerated development and/or approval under the 1988 Regulations and/or the Subpart H Regulations. However, there can be no assurance that any of these drug candidates or any future drug candidates the Company may develop ultimately will be eligible for development and/or approval under these regulations. In addition, there can be no assurance that these drug candidates or any future drug candidates (if eligible for development and/or approval under these regulations) will be approved by the FDA for marketing at all or, if approved for marketing, will be approved for marketing sooner than would be traditionally expected.

    Once the sale of a product is approved, the FDA regulates the manufacturing, marketing and other activities under the Federal Food, Drug, and Cosmetic Act and the FDA's implementing regulations. The FDA periodically inspects both domestic and foreign drug manufacturing facilities to ensure compliance with applicable GMP regulations, NDA conditions and other requirements. In addition, manufacturers in the United States must register with the FDA and submit a list of every drug in commercial distribution. Foreign manufacturers are subject only to the drug listing requirement. The Company does not have or currently intend to develop the facilities to manufacture its drug candidates in commercial quantities, and intends to establish relationships with contract manufacturers for the commercial manufacture of its products. Some of these contract manufacturers may be located outside the United States. There can be no assurance that the Company's contract manufacturers will be able to attain or maintain compliance with GMP regulations and NDA conditions. Post-marketing reports are also required to monitor the product's usage and effects. Product approvals may be withdrawn, or other actions may be ordered, or sanctions imposed if compliance with regulatory requirements is not maintained.

    Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects populations of fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA, and after the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Under current law, approval of the first NDA for a drug with orphan drug designation confers United States marketing exclusivity to market such designated drug for the designated indication for a period of seven years following approval of the NDA, subject to certain limitations. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process.

    The Company believes that alanosine, if successfully developed for the treatment of NSCLC and/or brain cancers, may qualify for orphan drug designation. There can be no assurance, however, that alanosine or any future products the Company may develop will be designated as an orphan drug. In addition, there can be no assurance that alanosine or any future products will be approved for marketing at all.

FOREIGN REGULATORY APPROVAL AND SALE

    Many foreign countries also regulate the clinical testing, manufacturing, marketing and use of pharmaceutical products. The requirements relating to the conduct of clinical trials, product approval, manufacturing, marketing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company or any third parties with which the Company may establish collaborative relationships will be able to attain or maintain compliance with such requirements.

    In addition to the import requirements of foreign countries, a company must also comply with United States laws governing the export of FDA regulated products. Pursuant to the FDA Export Reform and Enhancement Act of 1996, a drug that has not obtained FDA approval may be exported to any country in the world without FDA authorization if the product both complies with the laws of the importing country and has obtained valid marketing authorization in one of the following countries: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union, or a country in the European Economic Area. The FDA is authorized to add countries to this list in the future. Among other restrictions, a drug that has not obtained FDA approval may be exported under the new law only if it is not adulterated, accords to the specifications of the foreign purchaser, complies with the laws of the importing country, is labeled for export, is manufactured in substantial compliance with GMP regulations and is not sold in the United States.

OTHER REGULATIONS

    In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Controlled Substances Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other similar federal, state and local regulations governing permissible laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters. The Company believes that it is in substantial compliance, in all material respects, with applicable regulations. These regulations are subject to change, however, and may, in the future, require substantial effort and cost to the Company to comply with each of the regulations, and may possibly restrict the Company's business activities. See "--Risks and Uncertainties--Hazardous Materials."

COMPETITION

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

    If the Company's drug candidates are successfully developed and approved, the Company will face competition based on the safety and effectiveness of its products, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than the Company. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or effectively than the Company, which could have a material adverse effect on the Company. See "--Risks and Uncertainties--Intense Competition; Risk of Technological Change."

MANUFACTURING

    The Company does not have any manufacturing capacity and currently plans to seek to establish relationships with third party manufacturers for the manufacture of clinical trial material and the commercial production of any products it may develop. There can be no assurance that the Company will be able to establish relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture products in commercial quantities under good manufacturing practices mandated by the FDA on a cost-effective basis. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and commercialize products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company. See "--Risks and Uncertainties--Lack of Manufacturing Capabilities" and "--Government Regulation."

SALES AND MARKETING

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

    In addition, any third parties with which the Company establishes marketing, distribution or sales arrangements may have significant control over important aspects of the commercialization of the Company's products, including market identification, marketing methods, pricing, composition of sales force and promotional activities. There can be no assurance that the Company will be able to control the amount and timing of resources that any third party may devote to the Company's products or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with the Company's products and the withdrawal of support for the Company's programs. See "--Risks and Uncertainties--Lack of Sales and Marketing Capabilities."

HEALTH CARE REFORM MEASURES AND THIRD PARTY REIMBURSEMENT

    The business and financial condition of pharmaceutical companies will continue to be affected by the efforts of governments and third party payors to contain or reduce the cost of health care through various means. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement and/or adoption of such proposals or efforts could have a material adverse effect on the Company. In the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. See "--Risks and Uncertainties--Uncertainty of Health Care Reform Measures and Third Party Reimbursement."

HUMAN RESOURCES

    As of March 1, 1997, Triangle had 30 employees, including 16 in development and 14 in finance and administration. Of these employees, 15 hold advanced degrees, of which 10 are M.D.s or Ph.D.s. The Company's future success will depend in large part upon its ability to attract and retain highly qualified personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


RISKS AND UNCERTAINTIES

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has incurred losses since its inception. As of December 31, 1996, the Company's accumulated deficit was approximately $11.9 million. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates and general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so for at least the next several years. The Company expects to incur significant additional operating losses over the next several years and expects losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

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

    The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. As a result, the Company believes that substantial additional equity or debt financings will be required to fund its operations. There can be no assurance that the Company will be able to consummate any such financings at all or on favorable terms, or that such financings will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its drug development programs or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain technologies or drug candidates that the Company would not otherwise desire to relinquish. In addition, from time to time, the Company considers the acquisition of technologies and drug candidates that, if completed, could increase the Company's capital requirements. The Company's inability to fund its capital requirements would have a material adverse effect on the Company.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

    Before obtaining required regulatory approvals for the commercial sale of any of its drug candidates under development, the Company must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in each target indication. The results from preclinical testing and early clinical trials may not be predictive of results that will be obtained in pivotal clinical trials, and there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and effectiveness to obtain required regulatory approvals or will result in marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The administration of any drug candidate developed by the Company may produce undesirable side effects in humans. The occurrence of side effects could interrupt, delay or halt clinical trials of such drug candidate and could ultimately prevent its approval by the FDA or foreign regulatory authorities for any and all targeted indications. The Company or the FDA may suspend or terminate clinical trials at any time if it is believed that the trial participants are being exposed to unacceptable health risks. There can be no assurance that clinical trials will demonstrate that any drug candidate under development by the Company is safe or effective.

    The rate of completion of the Company's clinical trials will depend upon, among other factors, obtaining adequate clinical supplies and the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment can result in increased costs or delays or both, which could have a material adverse effect on the Company. There can be no assurance that if clinical trials are successfully completed, the Company will be able to submit an NDA in a timely manner or that any such application will be approved by the FDA. Any failure of the Company to complete successfully its clinical trials and obtain approvals of corresponding NDAs would have a material adverse effect on the Company.

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

    A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents to technologies that cover or are similar to the technologies licensed by the Company. The Company is aware of certain patent applications previously filed by and patents already issued to others that conflict with patents or patent applications licensed to the Company either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to the Company. In addition, there can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell any products. United States patent applications are confidential while pending in the PTO, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents licensed to the Company and limit the ability of the Company or its licensors to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that the Company will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, the Company could be delayed in or prevented from pursuing the development or commercialization of its drug candidates, which would have a material adverse effect on the Company.

    The Company is aware of significant risks regarding the patent rights licensed by the Company relating to three of the seven compounds comprising the Company's existing drug candidate portfolio. The Company may not be able to commercialize FTC, DAPD or CS-92 for human immunodeficiency virus ("HIV") and/or hepatitis B virus ("HBV") due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or with other compounds to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC, DAPD and CS-92 to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC, DAPD and/or CS-92 in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even in the absence of an unfavorable resolution of any of these questions, the Company may attempt to obtain licenses from one or more third parties in order to reduce or eliminate the risks relating to some or all of these matters. There can be no assurance that the Company will elect to obtain any such licenses or that such licenses will be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds would have a material adverse effect on the Company.

    FTC

    The Company obtained its rights to purified forms of FTC under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to composition of matter and methods to treat HIV and HBV with FTC. Yale filed patent applications on FTC and its use to treat HBV in 1991 in the United States, and subsequently licensed its rights under those patent applications to Emory. The Company's license arrangement with Emory includes all rights under the Yale patent applications. FTC belongs to the same general class of nucleosides as 3TC, which was recently approved in the United States by the FDA for use in combination with AZT for the treatment of HIV. 3TC is currently being sold by Glaxo for the treatment of HIV under a license agreement with BioChem Pharma.

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

    HBV. Burroughs Wellcome filed patent applications in March and May 1991 in Great Britain on a method to treat HBV with FTC. Burroughs Wellcome filed similar patent applications in other countries, which the Company believes includes the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those applications were filed in foreign countries prior to the date Emory filed its patent application on the use of FTC to treat HBV, and therefore, the foreign patent applications filed by Burroughs Wellcome have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs

Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property, and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. There can be no assurance that Emory will succeed in its efforts to establish ownership rights. If Emory fails to establish ownership rights, the Company could not make, use or sell FTC for the treatment of HBV in countries in which patents are issued to Glaxo without a license from Glaxo. If Emory establishes only co-ownership rights (and not sole ownership) to these patents and patent applications, laws in Europe, Korea and perhaps other countries could prohibit Emory from licensing any co-owned patent rights without Glaxo's consent. If the Company is required to obtain a license from Glaxo to sell FTC for the treatment of HBV, there can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all.

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

    DAPD

    The Company obtained its rights to DAPD under a license from Emory and UGARF. The DAPD portfolio licensed to the Company consists of two issued United States patents and several United States and foreign patent applications that cover a method for the synthesis of DAPD and its use to treat HIV and HBV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990, 1992 and 1993, respectively. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to BioChem Pharma's granted patent application in the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD, and Emory has informed the Company that Emory intends to challenge BioChem Pharma's patents and patent applications in other countries. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have been opposed by BioChem Pharma. There can be no assurance that a court or administrative body would invalidate BioChem Pharma's patent claims or that a sale of DAPD by the Company would not infringe BioChem Pharma's patents. If Emory, UGARF and the Company do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue as a result of such applications), the Company will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain a license from BioChem Pharma on acceptable terms or at all.

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

    Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights, which may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The Company's licensors may also have to participate in interference proceedings declared by the PTO to determine the priority of an invention, which could result in substantial cost to the Company. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF and the Regents. Emory, UGARF and the Regents are primarily responsible for any litigation, interference, opposition or other action pertaining to patents or patent applications related to the licensed technology and the Company is required to reimburse them for the costs they incur in performing these activities. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF and/or the Regents do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF and/or the Regents elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which Emory, UGARF and/or the Regents conduct the proceedings. Emory, UGARF and/or the Regents could, in any of these proceedings they elect to initiate and maintain, elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

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

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

    Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. The time required for completing preclinical testing and clinical trials and obtaining regulatory approvals is uncertain. The Company may decide to replace a drug candidate in preclinical testing and/or clinical trials with a modified drug candidate, thus extending the development period. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries. The Company's drug candidates may not qualify for accelerated development and/or approval under FDA regulations and, even if some of the Company's drug candidates qualify for accelerated development and/or approval, they may not be approved for marketing sooner than would be historically expected or at all. There can be no assurance that even after substantial time and expenditures, any of the Company's drug candidates under development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety and effectiveness of its drug candidates to the satisfaction of the FDA or foreign regulatory authorities, the Company will be unable to commercialize its drug candidates and would be materially and adversely affected. Further, even if regulatory approval of a drug candidate is obtained, the approval may entail limitations on the indicated uses for which the drug candidate may be marketed. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, refusal to approve pending applications, refusal to permit exports from the United States, product recalls, seizure of products, injunctions, operating restrictions and criminal prosecutions. Further, FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's drug candidates.

    The effect of governmental regulation may be to delay the marketing of new products for a considerable period of time or to prevent such marketing altogether, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. Adverse clinical results by others could have a negative impact on the regulatory process and timing with respect to the development and approval of the Company's drug candidates. A delay in obtaining or failure to obtain regulatory approvals could have a material adverse effect on the Company. The extent and character of potentially adverse governmental regulation that may arise from future legislation or administrative action cannot be predicted.

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

DEPENDENCE ON THIRD PARTIES FOR DEVELOPMENT, MANUFACTURING AND IN-LICENSING

    The Company intends to engage third party contract research organizations ("CROs") to perform certain functions in connection with the development of the Company's drug candidates and third parties to perform many aspects of the manufacture of drug substance. The Company intends to design clinical trials, but have CROs conduct the clinical trials. The Company will rely on the CROs to perform many important aspects of clinical trials. As a result, these aspects of the Company's drug development programs will be outside the direct control of the Company. In addition, there can be no assurance that the CROs or third parties will perform all of their obligations under arrangements with the Company. In the event that the CROs or third parties do not perform clinical trials or manufacture drug substance in a satisfactory manner or breach their obligations to the Company, the commercialization of any drug candidate may be delayed or precluded, which would have a material adverse effect on the Company. The Company does not intend to engage in drug discovery. The Company's strategy for obtaining additional drug candidates is to utilize the relationships of its management team and Scientific Advisory Board to identify compounds for in-licensing from companies, universities, research institutions and other organizations. There can be no assurance that the Company will succeed in-licensing additional drug candidates on acceptable terms or at all.

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

ABSENCE OF PRODUCT LIABILITY INSURANCE; INSURANCE RISKS

    The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company currently has only limited product liability insurance relating to potential claims arising from its clinical trials. The Company intends to expand its insurance coverage if and when the Company begins marketing commercial products. There can be no assurance, however, that the Company will be able to obtain any additional product liability insurance on commercially acceptable terms or that the Company will be able to maintain its existing insurance and/or any additional insurance it may obtain in the future at a reasonable cost or in sufficient amounts to protect the Company against potential losses. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

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

CONCENTRATION OF STOCK OWNERSHIP; CONTROL BY MANAGEMENT AND EXISTING
STOCKHOLDERS

    As of March 1, 1997, the Company's directors, executive officers and their respective affiliates beneficially owned approximately 63% of the Company's outstanding Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

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

    Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many pharmaceutical and biotechnology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of the securities of companies in the pharmaceutical and biotechnology industries, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company. The realization of any of the risks described in these "Risks and Uncertainties" could have a dramatic and adverse impact on the market price of the Common Stock.

ANTITAKEOVER EFFECTS OF CHARTER, BYLAWS AND DELAWARE LAW

    The Company's Second Restated Certificate of Incorporation (the "Certificate") authorizes the Company's Board of Directors (the "Board") to issue shares of undesignated preferred stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock that may be issued in the future. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. The Company's Restated Bylaws (the "Bylaws") provide that the Board will be classified into three classes of directors beginning at the 1997 annual meeting of stockholders. With a classified Board, one class of directors is elected each year with each class serving a three-year term. These and other provisions of the Certificate and the Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

NO DIVIDENDS

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently does not intend to pay any cash dividends in the foreseeable future and intends to retain its earnings, if any, for the operation of its business.


Item 2.  PROPERTIES

    As of March 1, 1997 the Company leased and occupied an approximately 29,000 square foot administrative office, laboratory and pilot manufacturing facility in Durham, North Carolina pursuant to a lease that continues through September 2003. Under the terms of the lease the Company will occupy approximately an additional 23,000 square feet beginning in August 1998. The Company believes its facilities will be adequate to meet its needs for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS

    From time to time, Triangle may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings. See "Item 1. Business--Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights."

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a)  Market Price of and Dividends on the Registrant's Common Equity.

    The Company's Common Stock is traded on the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol "VIRS." The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market from its initial public offering on November 1, 1996 through December 31, 1996.

YEAR ENDED DECEMBER 31, 1996:                         HIGH      LOW

4th Quarter (November 1 through December 31)          24 1/4     10

    On March 26, 1997, the last reported sale price of the Common Stock was $15.75. As of February 28, 1997, there were approximately 161 holders of record of the Common Stock.

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently does not intend to pay any cash dividends in the foreseeable future and intends to retain its earnings, if any, for the operation of its business.

    (b)  Recent Sales of Unregistered Securities.

    Since January 1, 1996, the Company has sold and issued the following unregistered securities:

    (1) On March 19, 1996, the Company issued 60,000 shares of Common Stock to a certain investor for the consideration of $600.

    (2) On March 20, 1996, the Company issued 60,000 shares of Common Stock to a certain investor for the consideration of $600.

    (3) On April 11, 1996, the Company issued 425,000 shares of Common Stock to a certain investor for the consideration of $4,250.

    (4) On April 11, 1996, the Company issued an aggregate of 675,000 shares of Common Stock to University of Georgia Research Foundation, Inc. and Emory University in consideration of those parties having entered into certain License Agreements with the Company.

    (5) On May 9, 1996, the Company issued 40,000 shares of Common Stock to a certain investor for an aggregate consideration of $400.

    (6) On May 9, 1996, the Company issued 10,000 shares of Series A Preferred Stock to a certain investor for an aggregate consideration of $7,500.

    (7) On May 10, 1996, the Company issued 171,833 shares of Common Stock to an officer of the Company upon exercise of a stock option for an aggregate consideration of $14,176.

    (8)  On May 14, 1996, the Company issued 33,333 shares of Series A
Preferred Stock to a certain investor for an aggregate consideration of $25,000.

    (9) On May 15, 1996, the Company issued 6,667 shares of Series A Preferred Stock to a certain investor for an aggregate consideration of $5,000.

    (10) On May 21, 1996, the Company issued a warrant to purchase up to 130,000 shares of Series A Preferred Stock (which warrant automatically converts to the right to purchase shares of Common Stock upon the completion of the Offerings) at an exercise price of $0.75 per share to Burrill & Craves for the consideration of $130.

    (11) On June 11, 1996, the Company issued an aggregate of 3,706,234 shares of Series B Preferred Stock to various investors for an aggregate consideration of $18,531,170.

    (12) On June 24, 1996, the Company issued 110,000 shares of Common Stock to an officer of the Company upon exercise of a stock option for an aggregate consideration of $8,250.

    (13) On August 2, 1996, the Company issued 15,500 shares of Common Stock to an officer of the Company upon exercise of a stock option for an aggregate consideration of $1,163.

    (14) On August 8, 1996, the Company issued a warrant to purchase up to 16,000 shares of Series B Preferred Stock (which warrant automatically converted to the right to purchase shares of Common Stock upon the completion of the Company's initial public offering) at an exercise price of $5.00 per share to Comdisco, Inc. in consideration of the execution of a certain Master Lease Agreement by Comdisco.

    (15) On October 25, 1996, the Company issued 20,000 shares of Common Stock to an employee of the Company upon exercise of a stock option for an aggregate consideration of $1,500.

    The sales and issuances of securities in the above transactions were deemed to be exempt under the Securities Act by virtue of Section 4(2) thereof and/or Regulation D and Rule 701 promulgated thereunder as transactions not involving any public offering. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to any distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Similar representations of investment intent were obtained and similar legends imposed in connection with any subsequent transfers of any such securities. The Company believes that all recipients had adequate access, either through employment or other relationships, to information about the Company to make an informed investment decision.

Item 6. SELECTED FINANCIAL DATA

    The selected statement of operations data with respect to the year ended December 31, 1996 and the period from inception (July 12, 1995) to December 31, 1995 and the balance sheet data at December 31, 1995 and 1996 set forth below are derived from the financial statements of the Company included in Item 8 below, which have been audited by Price Waterhouse LLP, independent accountants. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below and the Company's financial statements and the notes thereto contained in Item 8 below.






                                                                PERIOD FROM
                                                                  INCEPTION
                                                   YEAR        (JULY 12, 1995)
                                                   ENDED           THROUGH
                                                 DECEMBER 31,     DECEMBER 31,
                                                    1996             1995
                                               --------------  ----------------
STATEMENT OF OPERATIONS DATA:
Operating expenses:
  License fees . . . . . . . . . . . . . .     $  3,267,147            --
  Development. . . . . . . . . . . . . . .        4,966,732            --
  General and administrative . . . . . . .        3,558,041       $  1,004,815
                                               ------------        -----------
                                                 11,791,920          1,004,815
Interest income. . . . . . . . . . . . . .          875,337             37,232
                                               ------------        -----------
Net loss . . . . . . . . . . . . . . . . .     $(10,916,583)       $  (967,583)
                                               ------------        -----------
                                               ------------        -----------

Pro forma net loss per share . . . . . . .     $      (0.75)       $     (0.07)
                                               ------------        -----------
                                               ------------        -----------

Shares used in computing pro forma
 net loss per share (1). . . . . . . . . .       14,478,951         14,277,498
                                               ------------        -----------
                                               ------------        -----------


                                                          DECEMBER 31,
                                                     1996               1995
                                               -------------       ------------
BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . .    $  25,255,006       $  3,081,586
Working capital. . . . . . . . . . . . . .       41,348,734          2,867,117
Total investments. . . . . . . . . . . . .       27,946,138            --
Total assets . . . . . . . . . . . . . . .       55,495,242          3,101,985
Capital lease obligation - noncurrent. . .          364,385            --
Accumulated deficit. . . . . . . . . . . .      (11,884,166)          (967,583)
Total stockholders' equity . . . . . . . .       52,655,248          2,887,516

(1) See note 1 of notes to financial statements for information concerning the computation of pro forma net loss per share and shares used in computing pro forma net loss per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN PROJECTIONS, ESTIMATES
AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED ABOVE AT "BUSINESS--RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

OVERVIEW

  Triangle is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing the Company's drug candidates. The Company has not received any revenues from the sale of products, and does not expect any of its drug candidates to be commercially available for at least the next several years. As of December 31, 1996, the Company's accumulated deficit was approximately $11.9 million.

  The Company's drug development programs will require substantial capital expenditures, including expenditures for preclinical testing, chemical synthetic scale-up, clinical trials of drug candidates and payments to the Company's licensors. The Company has been unprofitable since its inception and expects to incur substantial and increasing losses for at least the next several years, due primarily to the expansion of its drug development programs. The Company expects that losses will fluctuate from period to period and that such fluctuations may be substantial. See "Item 1. Business--Risks and Uncertainties-History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability."

  The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its drug candidates, secure all necessary proprietary rights, respond to competitive developments and continue to attract, retain and motivate qualified persons. There can be no assurance that the Company will be successful in addressing these risks. See "Item 1. Business--Risks and Uncertainties-Development Stage Company; Uncertainty of Product Development."

  The operating expenses of the Company will depend on several factors, including the level of development expenses. Development expenses will depend on the progress and results of the Company's drug development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, the Company believes that period to period comparisons in the future are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the Common Stock would likely be materially adversely affected. See "Item 1. Business--Risks and Uncertainties-Volatility of Stock Price."

RESULTS OF OPERATIONS

  The Company had total interest income of $875,337 for the year ended December 31, 1996 compared to $37,232 in the period from inception (July 12, 1995) through December 31, 1995 (the "Inception Period"). The increase in interest income compared to the Inception Period is primarily due to an increase in investments associated with financing activities and the short length of the Inception Period. See "--Liquidity and Capital Resources".

  License fees totaled $3,267,147 for the year ended December 31, 1996. Of this amount, approximately $2,500,000 was paid in cash and $636,000 represents non-cash charges based on the fair value of Common Stock issued to licensors. All license fees incurred to date related to the execution of license agreements and certain financing milestones. There were no license fees in the Inception Period. Future license fees may also consist of milestone payments under licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that the Company cannot predict. These factors include, among others, the success of the Company's drug development programs and the extent to which the Company in-licenses additional drug candidates.

  Development expenses totaled $4,966,732 for the year ended December 31, 1996. Development expenses consisted primarily of expenses for compensation, drug synthesis, toxicology studies, patent related activities and preclinical testing of the Company's drug candidates. The Company also recognized non-cash charges of $346,569 relating to the amortization of deferred consulting expenses. Development expenses were reduced by approximately $832,000 relating to the reimbursable development expenses under an option agreement for one of the Company's drug candidates. There were no development expenses in the Inception Period. The Company expects its development expenses to increase substantially in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result.

  General and administrative expenses totaled $3,558,041 for the year ended December 31, 1996 compared to $1,004,815 for the Inception Period. General and administrative expenses for the year ended December 31, 1996 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services and included non-cash charges of $231,272 related to the amortization of deferred compensation expenses. The increase in general and administrative expenses compared to the Inception Period is comprised primarily of increases in compensation expense, rent expenses associated with office and laboratory facilities and increases in professional fees. The increase is due primarily to the short length of the Inception Period and growth of the Company's operations. The Company expects that its general and administrative expenses will increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception (July 12, 1995) through December 31, 1996 primarily with the net proceeds received from private placements of equity securities, which provided aggregate proceeds of approximately $22,300,000. On November 6, 1996, the Company completed an initial public offering with net proceeds to the Company totaling $39,060,000 before deducting expenses of the offering of approximately $1,100,000. On December 3, 1996 the U.S. Underwriters exercised their over-allotment option resulting in additional net proceeds to the Company of approximately $3,100,000. In addition the Company received approximately $485,000 of $832,000 as reimbursement of certain development expenses under an option agreement for one of its drug candidates. The Company expects to receive the remaining $347,000 during the first half of 1997.

  At December 31, 1996, the Company's principal source of liquidity was $25,255,006 in cash and cash equivalents, $17,226,221 in short-term investments and $10,719,917 in long-term investments which are "available for sale." On August 8, 1996 the Company obtained a $1,000,000 secured equipment lease line facility with an option to increase the facility to $2,000,000. The facility, which expires on August 9, 1997, was first utilized in October 1996. At December 31, 1996 the Company had utilized $470,880 of the facility.

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

  The Company recently exercised its option to obtain a license to the drug candidate MKC-442 from Mitsubishi Chemical Corporation ("Mitsubishi") for the treatment of HIV, and is currently negotiating the license agreement, which upon execution will require the Company to pay a license initiation fee and make certain milestone and royalty payments, including minimum annual payments, to Mitsubishi. At Mitsubishi's option, certain of these payments may be made in the form of the Company's capital stock. The Company will also be required to meet certain milestone obligations and conduct certain development work with respect to this anti-HIV drug candidate. Upon the Company's request, Mitsubishi will supply the Company with drug substance for formulation work under the terms of a separate supply and purchase agreement to be separately negotiated, and any purchases of drug substance by the Company will be credited to the Company's minimum annual payment obligation. Mitsubishi would have the right to terminate the license agreement if the Company does not satisfy certain milestones obligations or does not cure any material breach of the license agreement. The failure of the Company to enter into the license agreement or the termination of the license agreement could have a material adverse effect on the Company.

  The Company believes that its existing cash and investments will be adequate to satisfy its anticipated capital requirements through 1997. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "Item 1. Business--Risks and Uncertainties--Future Capital Needs; Uncertainty of Additional Funding."

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Report of Independent Accountants.........................................................  44
Balance Sheet as of December 31, 1996 and 1995............................................  45
Statement of Operations for the year ended December 31, 1996 and for the periods from inception (July 12, 1995) through December 31, 1995 and 1996..........................  47
Statement of Cash Flows for the year ended December 31, 1996 and for the periods from inception (July 12, 1995) through December 31, 1995 and 1996..........................  48
Statement of Stockholders' Equity for the periods from inception (July 12, 1995) through
  December 31, 1995 and 1996............................................................. . 49
Notes to Financial Statements.............................................................  50


                          Report of Independent Accountants


To the Board of Directors and Stockholders of Triangle Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Triangle Pharmaceuticals, Inc. (the Company), a development stage company, at December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from inception (July 12, 1995) through December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Raleigh, North Carolina
February 27, 1997

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET



                                                DECEMBER 31,      DECEMBER 31,
 ASSETS                                            1996               1995
                                                ------------      ------------

 Current assets:
   Cash and cash equivalents . . . . . . . .   $ 25,255,006      $  3,081,586
   Restricted deposits . . . . . . . . . . .         56,067             --
   Investments . . . . . . . . . . . . . . .     17,226,221             --
   Interest receivable . . . . . . . . . . .        272,716             --
   Other receivables . . . . . . . . . . . .        455,910             --
   Prepaid expenses. . . . . . . . . . . . .        558,423             --
                                                 ----------       -----------
    Total current assets . . . . . . . . . .     43,824,343         3,081,586
                                                 ----------       -----------
 Property, plant and equipment, net. . . . .        832,049            20,399
 Investments . . . . . . . . . . . . . . . .     10,719,917             --
 Restricted deposits . . . . . . . . . . . .        118,933             --
                                                 ----------       -----------
    Total assets . . . . . . . . . . . . . .   $ 55,495,242      $  3,101,985
                                                -----------       -----------
                                                -----------       -----------



      The accompanying notes are an integral part of these financial statements.

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET



                                                   DECEMBER 31,   DECEMBER 31,
                                                        1996          1995
                                                   ------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .   $  1,584,348   $  122,751
 Accrued license fees. . . . . . . . . . . . . .        150,000          --
 Capital lease obligation-current. . . . . . . .        102,006          --
 Other accrued expenses. . . . . . . . . . . . .        639,255       91,718
                                                    ------------  -----------
    Total current liabilities. . . . . . . . . .      2,475,609      214,469
Capital lease obligation-noncurrent. . . . . . .        364,385           --
                                                    ------------  -----------
    Total liabilities. . . . . . . . . . . . . .      2,839,994      214,469
                                                    ------------  -----------
Commitments and contingencies
   (See notes 2, 5 and 7). . . . . . . . . . . .             --           --
Stockholders' equity:
Convertible Preferred Stock, $0.001 par value; .
  authorized 5,000,000 and 5,200,000 shares;
  issued and outstanding -0- and 5,181,671 shares.           --         5,182
Common Stock, $0.001 par value; authorized
  75,000,000 and 14,800,000 shares; issued and
  outstanding 17,567,890 and 2,670,000 shares. . .       17,568         2,670
 Warrants. . . . . . . . . . . . . . . . . . . .        151,873            --
 Additional paid-in capital. . . . . . . . . . .     64,548,647     3,858,997
 Accumulated deficit during development stage. .    (11,884,166)     (967,583)
 Deferred compensation . . . . . . . . . . . . .       (178,674)      (11,750)
                                                    ------------    ----------
    Total stockholders' equity . . . . . . . . .     52,655,248     2,887,516
                                                    ------------  -----------
    Total liabilities and stockholders' equity .   $ 55,495,242   $ 3,101,985
                                                    ------------   -----------
                                                    ------------   -----------





      The accompanying notes are an integral part of these financial statements.

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS

                                                       PERIOD FROM       PERIOD FROM
                                                        INCEPTION         INCEPTION
                                           YEAR      (JULY 12, 1995)   (JULY 12, 1995)
                                           ENDED         THROUGH          THROUGH
                                       DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                            1996           1995             1996
                                        -----------     ----------      -----------
Operating expenses:
  License fees . . . . . . . . . . .  $  3,267,147             --       $  3,267,147
  Development. . . . . . . . . . . .     4,966,732             --          4,966,732
  General and administrative . . . .     3,558,041    $ 1,004,815          4,562,856
                                        -----------     ----------      -----------
                                        11,791,920      1,004,815         12,796,735
                                        -----------     ----------      -----------

Interest income. . . . . . . . . . .       875,337         37,232            912,569
                                        -----------       ----------      -----------

Net loss . . . . . . . . . . . . . .  $(10,916,583)   $  (967,583)      $(11,884,166)
                                        -----------       ----------      -----------
                                        -----------       ----------      -----------
Pro forma net loss per share . . . .  $      (0.75)   $     (0.07)
                                       -----------       ----------
                                       -----------       ----------
Shares used in computing pro forma
  net loss per share . . . . . . . .    14,478,951       14,277,498
                                       -----------       ----------
                                       -----------       ----------


  The accompanying notes are an integral part of these financial statements.

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS




                                                                               PERIOD FROM         PERIOD FROM
                                                                                INCEPTION           INCEPTION
                                                              YEAR           (JULY 12, 1995)     (JULY 12, 1995)
                                                              ENDED              THROUGH             THROUGH
                                                           DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                               1996                1995                1996
                                                        ---------------       --------------   -----------------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . .      $  (10,916,583)        $  (967,583)    $  (11,884,166)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization. . . . . . . . . .              98,486               2,206            100,692
  Stock-based compensation: license fees . . . . .             636,000                  --            636,000
  Stock-based compensation: development. . . . . .             346,569                  --            346,569
  Stock-based compensation: general and
     administrative. . . . . . . . . . . . . . . .             231,272                 250            231,522
  Change in assets and liabilities:
     Receivables . . . . . . . . . . . . . . . . .            (728,626)                 --           (728,626)
     Prepaid expenses. . . . . . . . . . . . . . .            (558,423)                 --           (558,423)
     Accounts payable. . . . . . . . . . . . . . .           1,461,597             122,751          1,584,348
     Accrued license fees and other expenses . . .             627,746              91,718            719,464
                                                        --------------        ------------      -------------
Net cash used by operating activities. . . . . . .          (8,801,962)           (750,658)        (9,552,620)
                                                        --------------        ------------      -------------
Cash flows from investing activities:
  Purchase of restricted deposits. . . . . . . . .            (175,000)                 --           (175,000)
  Purchase of investments. . . . . . . . . . . . .         (33,267,925)                 --        (33,267,925)
  Proceeds from sale and maturity of investments .           5,321,787                  --          5,321,787
  Purchase of property, plant and equipment. . . .            (793,672)            (22,605)          (816,277)
                                                        --------------        ------------      -------------
Net cash used by investing activities. . . . . . .         (28,914,810)            (22,605)       (28,937,415)
                                                        --------------        ------------      -------------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs . .          59,515,047           3,854,849         63,369,896
  Sale of warrants . . . . . . . . . . . . . . . .                 130                  --                130
  Proceeds from stock options exercised. . . . . .              25,088                  --             25,088
  Equipment financing. . . . . . . . . . . . . . .             354,416                  --            354,416
  Principal payments on capital lease obligation .              (4,489)                 --             (4,489)
                                                        --------------        ------------      -------------
Net cash provided by financing activities. . . . .          59,890,192           3,854,849         63,745,041
                                                        --------------        ------------      -------------
Net increase in cash and cash equivalents. . . . .          22,173,420           3,081,586         25,255,006
Cash and cash equivalents at beginning of period .           3,081,586                  --               --
                                                        --------------        ------------      -------------
Cash and cash equivalents at end of period . . . .      $   25,255,006        $  3,081,586      $  25,255,006
                                                        --------------        ------------      -------------
                                                        --------------        ------------      -------------


Supplemental disclosure of noncash investing and financing activities:

     Noncash investing activities during 1996 of $116,464 relate to the acquisition of laboratory equipment for the assumption of a capital lease obligation.



    The accompanying notes are an integral part of these financial statements.

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF STOCKHOLDERS' EQUITY



                                                CONVERTIBLE
                                              PREFERRED STOCK                      COMMON STOCK      ADDITIONAL
                                             -------------------               --------------------   PAID-IN
                                             SHARES      AMOUNT     WARRANTS     SHARES     AMOUNT    CAPITAL
                                             -------------------    --------   --------------------  ----------
Initial sale of stock. . . . . . . . . . .     933,334  $    933          --    1,175,000   $ 1,175  $  709,642
Additional sale of stock . . . . . . . . .   4,248,337     4,249          --    1,495,000     1,495   3,137,355
Stock-based compensation . . . . . . . . .          --        --          --           --        --      12,000
Net loss, July 12 through
  December 31, 1995. . . . . . . . . . . .          --        --          --           --        --          --
                                            ---------------------------------------------------------------------
Balance, December 31, 1995 . . . . . . . .   5,181,671     5,182          --    2,670,000     2,670   3,858,997

Sale of stock. . . . . . . . . . . . . . .   3,756,234     3,756          --    4,942,652     4,943  59,506,348
Sale of warrants . . . . . . . . . . . . .          --        --    $    130           --        --          --
Stock-based compensation . . . . . . . . .          --        --     151,743      700,000       700   1,126,500
Stock options exercised. . . . . . . . . .          --        --          --      317,333       317      56,802
Conversion of Preferred to Common Stock. .  (8,937,905)   (8,938)         --    8,937,905     8,938          --
Net loss . . . . . . . . . . . . . . . . .           --        --          --           --        --          --
                                            ----------------------------------------------------------------------

Balance, December 31, 1996 . . . . . . . .          --  $     --    $151,873   17,567,890   $17,568   $64,548,647
                                            ----------------------------------------------------------------------
                                            ----------------------------------------------------------------------


                                               ACCUMULATED    DEFERRED
                                                 DEFICIT    COMPENSATION       TOTAL
                                              ------------  ------------    ------------
Initial sale of stock. . . . . . . . . . .            --             --     $  711,750
Additional sale of stock . . . . . . . . .            --             --      3,143,099
Stock-based compensation . . . . . . . . .            --     $  (11,750)           250
Net loss, July 12 through
  December 31, 1995. . . . . . . . . . . .   $  (967,583)            --       (967,583)
                                             -------------------------------------------

Balance, December 31, 1995 . . . . . . . .      (967,583)       (11,750)     2,887,516

Sale of stock. . . . . . . . . . . . . . .            --             --     59,515,047
Sale of warrants . . . . . . . . . . . . .            --             --            130
Stock-based compensation . . . . . . . . .            --       (141,181)     1,137,762
Stock options exercised. . . . . . . . . .            --        (25,743)        31,376
Conversion of Preferred to Common Stock. .            --             --             --
Net loss                                     (10,916,583)            --    (10,916,583)
                                            -------------------------------------------

Balance, December 31, 1996 . . . . . . . .   $(11,884,166)    $(178,674)   $52,655,248
                                            -------------------------------------------
                                            -------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  DECEMBER 31, 1996
                            NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Triangle Pharmaceuticals, Inc. (the "Company"), a development stage company, was formed July 12, 1995 as a Delaware corporation. The Company is engaged in the development of new drug candidates primarily in the antiviral area and has not yet generated revenues from operations.

CASH AND CASH EQUIVALENTS

    The Company considers all short-term deposits with an initial maturity at date of purchase of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

RESTRICTED DEPOSITS

    Restricted deposits consist of cash and cash equivalents which collateralize a letter of credit and which have been classified as current and long-term based on the expected release date of such restriction.

INVESTMENTS

    Investments consist primarily of U.S. Treasury securities, obligations of U.S. government agencies and commercial paper. Investments with original maturities at date of purchase beyond three months and less than twelve months are classified as current. Investments with a maturity of a year or more are classified as long-term. Investments are considered to be available-for-sale and are carried at fair value. Recognized and unrecognized gains and losses are insignificant.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. Laboratory equipment has an estimated useful life of 5 years. Office equipment has estimated useful lives ranging from 4-7 years. Leasehold improvements are depreciated over the lease term.

REVENUE RECOGNITION

    Revenue recognition for any products that are developed will be based upon shipment of products.

LICENSE FEES

    License fees are charged to expense as incurred.

INCOME TAXES

    Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates.

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  DECEMBER 31, 1996
                            NOTES TO FINANCIAL STATEMENTS


If it is "more likely than not" that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

PRO FORMA NET LOSS PER SHARE

    The weighted average shares outstanding used in the calculation of net loss per share includes the effect of the conversion of all of the Company's Preferred Stock as if such conversion occurred as of July 12, 1995. Additionally, Common Stock or equivalent shares from stock options and awards sold or issued at prices below the Initial Public Offering ("IPO") price per share in the twelve months preceding the initial filing of the Company's Registration Statement on Form S-1 on September 11, 1996, have been included in the calculations as if outstanding from July 12, 1995 through June 30, 1996 pursuant to the requirements of the Securities and Exchange Commission. The Common Stock equivalents have been excluded from the calculation subsequent to June 30, 1996 because their effect is antidilutive.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

    During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" (SFAS 123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123.

2.  PROPERTY, PLANT & EQUIPMENT
                                 1996       1995
                              ---------   ---------

 Laboratory equipment. . . .  $ 642,630      --
 Office equipment. . . . . .    237,420   $  22,605
 Leasehold improvements. . .     52,691      --
                              ---------   ---------
                                932,741      22,605
 Accumulated depreciation. .   (100,692)     (2,206)
                              ---------   ---------
                              $ 832,049   $  20,399
                              ---------   ---------
                              ---------   ----------

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  DECEMBER 31, 1996
                            NOTES TO FINANCIAL STATEMENTS


    The Company leases office and laboratory facilities and office equipment under various operating leases. Rent expense totaled $646,198 for 1996. The Company has provided a $175,000 letter of credit, collateralized by an equivalent amount of cash and cash equivalents, as security for a lessor. Minimum lease payments under operating leases are as follows:

    YEAR                             AMOUNT
    ----                          ----------

    1997 ....................     $  785,902
    1998 ....................        969,598
    1999 ....................      1,217,536
    2000 ....................      1,230,961
    2001 ....................      1,264,809
    Thereafter...............      2,290,772
                                  ----------
            Total............     $7,759,578
                                  ----------
                                  ----------

    The Company leases certain laboratory equipment under a capital lease agreement. Details of the capitalized leased assets are as follows:

                                                 December 31,
                                                     1996
                                                 ----------
          Laboratory equipment.................  $  520,077
          Less: accumulated depreciation.......     (47,465)
                                                 ----------
          Net capitalized leased assets........  $  472,612
                                                 ----------
                                                 ----------

Future minimum lease payments under capital lease obligations at December 31, 1996 were as follows:


    YEAR                                                          AMOUNT
    ----                                                          --------

    1997  ..................................................... $  146,880
    1998  .....................................................    146,965
    1999  .....................................................    146,965
    2000  .....................................................    140,440
    2001  .....................................................         85
                                                                 ---------

    Total  ....................................................    581,335

    Less: amounts representing interest and executory costs....    114,944
                                                                 ---------

    Net present values ........................................ $  466,391
                                                                 ---------
                                                                 ---------

Because the interest rate associated with this lease agreement approximates a market rate, the obligation's carrying value approximates fair value.

3.  STOCKHOLDERS' EQUITY

    During 1995 and 1996 the Company issued 5,231,671 shares of Series A convertible Preferred Stock with a par value of $0.001 per share for $3.9 million, net of offering costs. During 1996, the Company issued 3,706,234 shares of Series B convertible Preferred Stock with a par value of $0.001 per share for $18.4 million, net of offering costs. Preferred voting and dividend rights are one vote for each share, and

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  DECEMBER 31, 1996
                            NOTES TO FINANCIAL STATEMENTS


noncumulative dividends are at an annual rate of $0.05 per share for Series A and $0.35 for Series B. No preferred or common dividends were declared or paid from the date of inception (July 12, 1995) through December 31, 1996.

    In connection with a consulting agreement executed in May 1996, the Company issued warrants for $130 which entitle the holder to purchase 130,000 shares of Series A Preferred or Common Stock at a price of $0.75 per share. The shares represented by the warrants vest over a five year period commencing March 1, 1996. The Company recognized $135,743 of consulting expense during 1996 for the elapsed portion of the vesting period based on the difference between the fair value of the warrants on the issue date, $4.00 per share, and the exercise price per share.

    In connection with an equipment lease line obtained in August 1996, the Company issued warrants which entitle the holder to purchase 16,000 shares of Series B Preferred or Common Stock at a price of $5.00 per share. The Company recognized $16,000 of interest expense during 1996 for this warrant.

    On November 6, 1996, the Company completed an Initial Public Offering ("IPO") of 4,200,000 shares of Common Stock at $10.00 per share. The net proceeds of this offering, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $38 million. In addition, on December 3, 1996 the U.S. Underwriters exercised their over-allotment option and purchased an additional 332,652 shares of Common Stock at $10.00 per share resulting in additional net proceeds of approximately $3.1 million to the Company. Concurrent with the closing of the IPO, all outstanding shares of the Company's Series A convertible Preferred Stock and Series B convertible Preferred Stock were converted on a one-to-one basis into shares of the Company's Common Stock, $0.001 par value. Additionally, the Company's certificate of incorporation was amended to modify the number of authorized capital stock to 75,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 shares of Preferred Stock, $0.001 par value per share. The Company's certificate of incorporation authorizes the Board, without further action by the stockholders, to issue Preferred Stock in one or more series and to fix the rights, priorities, preferences, qualifications, limitations and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption, terms of sinking funds and liquidation preferences.

    Under the terms of various agreements, the Company has the option to repurchase Common Stock from certain stockholders who were employed by or who provided services to the Company at the time they acquired those shares. The Company may repurchase such shares in the event the stockholder discontinues employment or provision of services. The repurchase price is limited to the amount the stockholder originally paid for the shares. During 1995 and 1996 the Company issued shares subject to vesting totaling 2,140,000 and 560,000 respectively. The number of shares subject to repurchase decreases to zero over periods ranging from three to four years. The Company exercised its option to repurchase all 150,000 shares of Common Stock from an officer upon her departure from the Company in July 1996.

         The Company accrued $346,569 as of December 31, 1996 for consulting expense related to the portion of the shares for which the Company's repurchase option had lapsed based on the differences between fair value and the selling price per share. During 1996 and 1995 the Company recognized compensation expense of $1,213,841 and $250 respectively, related to the portion of the shares for which the Company's repurchase option had lapsed based on the differences between fair value and the selling price per share. Based on the vesting of all stock-based instruments, the Company expects to recognize expenses of $162,239 in 1997, $145,906 in 1998, $145,655 in 1999 and $94,414 in
2000.

4.  STOCK OPTION PLANS AND STOCK PURCHASE PLAN

EMPLOYEE STOCK PURCHASE PLAN

    The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board on August 30, 1996 and was subsequently approved by the stockholders on September 5, 1996 and became effective November 1, 1996. The Purchase Plan is designed to allow eligible employees of the Company to

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  DECEMBER 31, 1996
                            NOTES TO FINANCIAL STATEMENTS


purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions under the Purchase Plan. A reserve of 300,000 shares of Common Stock has been established for this purpose. The Purchase Plan will be implemented in a series of successive offering periods, each with a maximum duration of twenty-four (24) months. Payroll deductions may not exceed 10% of the participant's base salary for each semi-annual period of participation, and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day of February and August each year, with the first purchase date to occur on the last business day of February, 1997) at a purchase price per share not less than 85% of the LOWER of (i) the fair market value of the Common Stock on the participant's entry date into the offering period or (ii) the fair market value of the Common Stock on the semi-annual purchase date. Should the fair market value of the Common Stock on any semi-annual purchase date be less than the fair market value of the Common Stock on the first day of the offering period, then the current offering period will automatically end and a new twenty-four month offering period will begin, based on the lower fair market value.

DIRECTOR COMPENSATION

    Beginning with the 1997 annual meeting of stockholders, all eligible non-employee directors will automatically receive an option to purchase 1,334 shares of Common Stock for the first year of the director's Board term and 1,333 shares of Common Stock for each additional year remaining on the director's Board term following the automatic option grant. These options will have an exercise price equal to 100% of the fair market value of the Common Stock on the grant date and will become exercisable in annual installments after the completion of each year of service following such grant.

1996 STOCK INCENTIVE PLAN

    The Company's 1996 Stock Incentive Plan (the "1996 Plan") serves as the successor equity incentive program to the Company's 1996 Stock Option/Stock Issuance Plan (the "Predecessor Plan"). The 1996 Plan became effective on August 30, 1996 upon adoption by the Board and was subsequently approved by the stockholders on September 5, 1996. 2,200,000 shares of Common Stock have been authorized for issuance under the 1996 Plan. This initial share reserve is comprised of (i) the shares that remain available for issuance under the Predecessor Plan, including the shares subject to outstanding options thereunder, plus (ii) an additional increase of 500,000 shares. However, in no event may any one participant receive option grants or direct stock issuances for more than 500,000 shares in the aggregate per calendar year.
Information concerning options granted under these plans is as follows:



                                                                          Weighted        Range of
                                                                           average        exercise
             Weighted                        Weighted                      exercise         prices
              average         Weighted        average      Options (#)      price        for options
              exercise       average fair    remaining     exercisable    exercisable    outstanding
 Number of   price per       value price    contractual        at              at             at
 options       share          per share        life         12/31/96       12/31/96        12/31/96
----------------------------------------------------------------------------------------------------------
 1,120,000   $  0.0762       $  0.2020           9.13           765,260      $  0.0750      $  0.0750
   283,000   $  7.0247       $  7.0247           9.69           283,000      $  7.0247      $  6.0000 -
                                                                                               8.0000
    48,000   $  6.0000       $  7.0000           9.68            48,000      $  6.0000      $  6.0000



    Options generally vest over four to five years. During 1996, options forfeited totaled 37,407 and options exercised totaled 317,333. The maximum term of options is ten years.

    In accordance with the provisions of SFAS 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dated as prescribed by SFAS 123, the Company's results of operations and financial position would not have been materially impacted.

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  DECEMBER 31, 1996
                            NOTES TO FINANCIAL STATEMENTS


    To determine the impact of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                      0.00%
         Expected stock price volatility              0.00%
         Risk-free interest rate                 6.01-6.07%
         Expected life of options                 4-5 years

5. LICENSING AND OPTION AGREEMENTS

    The Company has entered into five license agreements for drug candidates.
In the aggregate, these agreements required payments of $1,100,000 upon execution and may require additional payments of up to $17,750,000 contingent upon the achievement of certain development milestones. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. All of the agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties could range from $2,000,000 (if only a single drug candidate is approved for one indication) to $46,000,000 (if all drug candidates are approved for all indications). One agreement required additional payments totaling $1,500,000 relating to certain financing activities. Through December 31, 1996 the Company had paid $2,450,000 relating to these commitments. Under the terms of certain of these agreements, the Company granted 700,000 shares of Common Stock to the licensors. License fee expense of $636,000 was recorded based on the fair value of these shares on the dates of grant.

    In September 1996, the Company entered into a two year option agreement with the University of California, San Diego, to carry out evaluation and development of a drug candidate, including clinical trials. During the option period, the Company has the exclusive right to enter into a license agreement to acquire rights for the drug candidate, and is obligated to fund certain clinical costs up to a maximum of approximately $436,000. Of this amount, the Company had funded approximately $109,000 through December 31, 1996.

    In December 1995, the Company entered into a two year option agreement with Mitsubishi Chemical Corporation (Mitsubishi) to carry out evaluation and development of an anti-HIV drug candidate, including clinical trials. Within the option period, the Company must inform Mitsubishi whether or not it intends to enter into a license agreement to acquire exclusive worldwide rights for the drug candidate, other than in the Far East. Mitsubishi has agreed to reimburse the Company for up to $1,600,000 of costs associated with development work during the option period . Development expenses for the year ended December 31, 1996 have been reduced by approximately $832,000 relating to reimbursable costs under the agreement.

6.  INCOME TAXES

    At December 31, 1996, the Company had a net operating loss carryforward of approximately $10.7 million and a research credit carryforward of approximately $147,000 which will begin expiring in 2011. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership" provisions under
Section 382 of the Internal Revenue Code. The Company increased the valuation allowance by $4.3 million during 1996.

     Tax effected:                                   1996           1995
                                                 -----------     ----------

     Loss carryforwards. . . . . . . . . . . .  $  4,176,000     $  376,000
     Research tax credit . . . . . . . . . . .       147,000             --
     Non-cash charges - net. . . . . . . . . .       391,000             --
                                                 -----------     ----------
                                                   4,714,000        376,000
     Deferred tax assets valuation allowance .    (4,714,000)      (376,000)
                                                 -----------     ----------
     Net deferred tax asset. . . . . . . . . .  $         --     $       --
                                                 -----------     ----------
                                                 -----------     ----------

                            TRIANGLE PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  DECEMBER 31, 1996
                            NOTES TO FINANCIAL STATEMENTS


7.   SUBSEQUENT EVENTS

401(k) PLAN

    The Company's Employee 401(k) Plan (the "401(k) Plan") was adopted by the Board on February 14, 1997. The 401(k) Plan is designed to allow eligible employees of the Company to contribute to a qualified retirement plan as outlined by Internal Revenue Code Section 401(k). The Board approved a 50% Company match of up to 5% of an employee's base pay, with a maximum Company contribution of $1,000 per employee per year.

SALARY INVESTMENT OPTION GRANT PROGRAM

    The Company's Salary Investment Option Grant Program (the "Investment
Plan") was activated by the Compensation Committee of the Board of Directors on December 13, 1996 for the calendar year 1997. The Investment Plan allows executive officers and other highly compensated employees of the Company to reduce their base salary for that calendar year by a specified dollar amount not less than $10,000 nor more than $50,000. Participants are issued a non-statutory option to purchase that number of shares of Common Stock determined by dividing the total salary reduction amount by an amount equal to one-third of the fair market value per share of Common Stock on the grant date. The option will be exercisable at a price per share equal to the difference between the amount paid by the optionee for the option and the fair market value of the option shares on the grant date. As a result, upon exercise of the options issued under the Investment Plan, the optionee will have paid 100% of the fair market value of the option shares as of the grant date. The option will become exercisable in a series of twelve (12) equal monthly installments over the calendar year for which the salary reduction is in effect and will become fully exercisable upon certain changes in the ownership or control of the Company.

MITSUBISHI CHEMICAL CORPORATION

    The Company recently exercised its option to obtain a license to the drug candidate MKC-442 from Mitsubishi Chemical Corporation ("Mitsubishi") for the treatment of HIV, and is currently negotiating the license agreement, which upon execution will require the Company to pay a license initiation fee and make certain milestone and royalty payments, including minimum annual payments, to Mitsubishi. At Mitsubishi's option, certain of these payments may be made in the form of the Company's capital stock. The Company will also be required to meet certain milestone obligations and conduct certain development work with respect to this anti-HIV drug candidate. Upon the Company's request, Mitsubishi will supply the Company with drug substance for formulation work under the terms of a separate supply and purchase agreement to be separately negotiated, and any purchases of drug substance by the Company will be credited to the Company's minimum annual payment obligation. Mitsubishi would have the right to terminate the license agreement if the Company does not satisfy certain milestones obligations or does not cure any material breach of the license agreement. The failure of the Company to enter into the license agreement or the termination of the license agreement could have a material adverse effect on the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Identification of Directors. The information under the heading "Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

    (b) Identification of Executive Officers. The information under the heading "Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

    (c) Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant, or written representations that no Form 5s were required, the Company believes that, during the period from October 1996 (the first period for which Section 16(a) reports were required to be filed) through December 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were satisfied.


Item 11. EXECUTIVE COMPENSATION

    The information under the heading "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the headings "Principal Stockholders" and "Common Stock Ownership of Directors and Management," appearing in the Proxy Statement, is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the heading "Certain Relationships and Related Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                       PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (1)  Financial Statements

    The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements on page 43.

    (2)  Financial Statement Schedules

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

    (c) Exhibits

Exhibit
Number    Description
-------  -------------

  + 3.1 Form of Second Restated Certificate of Incorporation of the Company (Exhibit 3.2).
  + 3.2  Restated Bylaws of the Company (Exhibit 3.4).
  + 4.1   Form of Certificate for Common Stock.
 + 10.1  Form of Restricted Stock Purchase Agreement.
 + 10.2  Form of Employee Proprietary Information and Inventions Agreement.
 + 10.3  Form of Scientific Advisor Agreement.
 + 10.4 Series A Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated July 19, 1995.
 + 10.5 Series A Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated October 31, 1995.
 + 10.6 Series A Preferred Stock Purchase Agreement among the Company and Schroder Venture Managers Limited dated November 8, 1995.
 + 10.7 Series A Preferred Stock Purchase Agreement among the Company and Chris Rallis dated November 8, 1995.
 + 10.8 License Agreement between the Company, Karl Hostetler, M.D. and Dennis Carson, M.D., dated November 16, 1995.
 + 10.9 Consulting Agreement between the Company and Karl Hostetler, M.D., dated November 16, 1995.
 + 10.10 Consulting Agreement between the Company and Dennis Carson, M.D., dated November 16, 1995.

Exhibit
Number    Description
-------  -------------

 + 10.11 Option Agreement between the Company and Mitsubishi Chemical
         Corporation, dated December 20, 1995.
 + 10.12 Sublease between the Company and Eli Lilly and Company, dated January
         18, 1996.
 + 10.13 Letter of Credit from First Union Bank, dated February 28, 1996.
 + 10.14 1996 Stock Option/Stock Issuance Plan.
 + 10.15 1996 Stock Option/Stock Issuance Plan Form of Notice of Grant.
 + 10.16 1996 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.

 + 10.17 1996 Stock Option/Stock Issuance Plan Form of Stock Purchase
         Agreement.
 + 10.18 Sublease Amendment between the Company and Eli Lilly and Company, dated March 1, 1996.
 + 10.19 License Agreement among the Company, Emory University and the
         University of Georgia Research Foundation, Inc. for compound DAPD, dated March 31, 1996.
 + 10.20 License Agreement among the Company, Emory University and the
         University of Georgia Research Foundation, Inc. for compound CS-92, dated March 31, 1996.
 + 10.21 Restricted Stock Purchase Agreement among the Company and the stockholders listed on Exhibit A thereto, dated March 31, 1996.
 + 10.22 License Agreement between the Company and Emory University for compound FTC, dated April 17, 1996.
 + 10.23 Restricted Stock Purchase Agreement between the Company and Emory
         University, dated April 17, 1996.
 + 10.24 Amended and Restated Investors' Rights Agreement among the Company and the investors listed on Schedule A thereto, dated April 17, 1996.
 + 10.25 Series A Preferred Stock Purchase Agreement among the Company and the stockholders listed on Schedule A thereto, dated May 9, 1996.
 + 10.26 Stock Purchase Warrant between the Company and Burrill & Craves, dated
         May 21, 1996.
 + 10.27 Investors' Rights Agreement between the Company and Burrill & Craves, dated May 21, 1996.
 + 10.28 Series B Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated June 11, 1996.
 + 10.29 Restated Investors' Rights Agreement among the Company and certain stockholders of the Company, dated June 11, 1996.
 + 10.30 Restated Co-Sale Agreement among the Company and certain stockholders of the Company, dated June 11, 1996.
 + 10.31 Second Amendment to Sublease between the Company and Eli Lilly and
         Company, dated August 2, 1996.
 + 10.32 Master Lease Agreement between the Company and Comdisco, Inc. dated
         August 8, 1996.

Exhibit
Number    Description
-------  -------------

 + 10.33 Stock Purchase Warrant between the Company and Comdisco, Inc. dated
         August 8, 1996.
 + 10.34 Option Agreement between the Company and The Regents of the University of California, dated September 1, 1996.
 + 10.35 Sponsored Research Agreement between the Company and The Regents of the University of California, dated September 1, 1996.
 + 10.36 1996 Stock Incentive Plan.
 + 10.37 1996 Stock Incentive Plan Form of Notice of Grant.
 + 10.38 1996 Stock Incentive Plan Form of Stock Option Agreement.
 + 10.39 Employee Stock Purchase Plan.
 + 10.40 Form of Indemnification Agreement between the Company and each of its directors.
 + 10.41 Form of Indemnification Agreement between the Company and each of its officers.
 + 10.42 Form of Written Consent of Holders of Series A and Series B Preferred
         Stock to conversion, dated September 5, 1996.
 + 10.43 Form of Waiver of Registration Rights, dated September 5, 1996.
 + 10.44 Employment Agreement between the Company and Dr. David W. Barry, dated
         October 28, 1996.
   11.1  Computation of pro forma net loss per share.
   23.1  Consent of Price Waterhouse LLP, Independent Accountants.
   24.1  Power of Attorney.  (See Page 62)
   27.1  Financial Data Schedule.


+ Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (No. 333-11793) filed on September 11, 1996, as amended.



SUPPLEMENTAL INFORMATION

    Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 24, 1997 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to the Registrant's stockholders.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRIANGLE PHARMACEUTICALS, INC.


Date:  March 28, 1997             By: /s/ David W. Barry
                                      -------------------------------------
                                       David W. Barry
                                       Chairman and Chief Executive Officer

                                  POWER OF ATTORNEY

    Know all men by these presents, that each person whose signature appears below constitutes and appoints David W. Barry or James A. Klein, Jr., his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                                        DATE
         ---------                          -----                                        ----
 /s/ David W. Barry                                                                      March 28, 1997
-------------------------
    (David W. Barry)               Chairman of the Board and
                                     Chief Executive Officer
                                 (Principal Executive Officer)

 /s/ James A. Klein, Jr.                                                                 March 28, 1997
-------------------------
    (James A. Klein, Jr.)    Chief Financial Officer and Treasurer
                             (Principal Financial and Accounting Officer)

 /s/ M. Nixon Ellis                                                                      March 28, 1997
-------------------------
    (M. Nixon Ellis)
                             Director, President and Chief Operating Officer

 /s/ Anthony B. Evnin                                                                    March 28, 1997
-------------------------
    (Anthony B. Evnin)
                                                 Director

 /s/ Standish M. Fleming                                                                 March 28, 1997
-------------------------
    (Standish M. Fleming)
                                                 Director

 /s/ Karl Y. Hostetler                                                                   March 28, 1997
-------------------------
    (Karl Y. Hostetler)
                                                 Director

 /s/ George McFadden                                                                     March 28, 1997
-------------------------
    (George McFadden)
                                                 Director

 /s/ Peter McPartland                                                                    March 28, 1997
-------------------------
    (Peter McPartland)
                                                 Director
