Form 10-Q
period 1997-03-31
TRIANGLE PHARMACEUTICALS INC
filed 1997-05-14
CIK 1022622

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                    OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934

            For the transition period from ________ to _______.

                    Commission File Number:  000-21589

                       TRIANGLE PHARMACEUTICALS, INC.
          (Exact name of Registrant as specified in its charter)

                   DELAWARE                              56-1930728
         (State or other jurisdiction                 (I.R.S. Employer
       or incorporation or organization)             Identification No.)


       4 University Place
       4611 University Drive
       Durham, North Carolina                               27707
    (Address of principal executive offices)              (zip code)

    Registrant's telephone number, including area code: (919) 493-5980


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

    As of April 30, 1997, there were 17,585,108 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                               Table of Contents



Part I.  Financial Information                                         PAGE NO.
                                                                       --------
  Item 1.   Financial Statements (unaudited)

    Condensed Balance Sheet -
     December 31, 1996 and March 31, 1997.............................    3-4

    Condensed Statement of Operations -
     Three Months Ended March 31, 1996 and March 31, 1997 and
     Period From Inception (July 12, 1995) Through March 31, 1997.....      5

    Condensed Statement of Cash Flows -
     Three Months Ended March 31, 1996 and March 31, 1997 and
     Period From Inception (July 12, 1995) Through March 31, 1997.....      6

    Condensed Statement of Stockholders' Equity -
     Period From Inception (July 12, 1995) Through
     December 31, 1995 and Through December 31, 1996 and
     the Three Months Ended March 31, 1997............................      7

    Notes to Condensed Financial Statements...........................    8-9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  10-23

Part II. Other Information

  Item 6.   Exhibits and Reports of Form 8-K..........................     24

  Signatures..........................................................     25

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       TRIANGLE PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED BALANCE SHEET

                                                   DECEMBER 31,     MARCH 31,
ASSETS                                                 1996            1997
------                                             ------------    ------------
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents......................   $25,255,006    $20,167,512
  Restricted deposits............................        56,067         39,648
  Investments....................................    17,226,221     21,686,705
  Interest receivable............................       272,716        343,926
  Other receivables..............................       455,910        333,740
  Prepaid expenses...............................       558,423        353,679
                                                    -----------    ------------
       Total current assets......................    43,824,343     42,925,210
                                                    -----------    ------------
Property, plant and equipment, net...............       832,049        935,739
Investments......................................    10,719,917      7,944,433
Restricted deposits..............................       118,933        108,573
                                                    -----------    ------------
       Total assets..............................   $55,495,242    $51,913,955
                                                    -----------    ------------
                                                    -----------    ------------

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                        TRIANGLE PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET


                                                    DECEMBER 31,     MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1996           1997
------------------------------------                ------------   ------------
                                                                    (unaudited)

Current liabilities:
  Accounts payable................................  $  1,584,348   $    730,914
  Accrued license fees............................       150,000             --
  Capital lease obligation-current................       102,006        103,927
  Other accrued expenses..........................       639,255      1,507,420
                                                    ------------   ------------
    Total current liabilities.....................     2,475,609      2,342,261
Capital lease obligation-noncurrent...............       364,385        359,939
                                                    ------------   ------------
    Total liabilities.............................     2,839,994      2,702,200
                                                    ------------   ------------
Commitments and contingencies (See note 3)........            --             --
Stockholders' equity:
  Common Stock, $0.001 par value; authorized
   75,000,000 shares; issued and
   outstanding 17,567,890 and 17,585,108 shares...        17,568         17,585
  Warrants........................................       151,873        183,914
  Additional paid-in capital......................    64,548,647     64,604,323
  Accumulated deficit during development stage....   (11,884,166)   (15,428,218)
  Deferred compensation...........................      (178,674)      (165,849)
                                                    ------------   ------------
    Total stockholders' equity....................    52,655,248     49,211,755
                                                    ------------   ------------
    Total liabilities and stockholders' equity....  $ 55,495,242   $ 51,913,955
                                                    ------------   ------------
                                                    ------------   ------------

               The accompanying notes are an integral part of
                      these condensed financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                              PERIOD FROM
                                                                               INCEPTION
                                           THREE MONTHS     THREE MONTHS    (JULY 12, 1995)
                                              ENDED            ENDED            THROUGH
                                          MARCH 31, 1996   MARCH 31, 1997   MARCH 31, 1997
                                          --------------   --------------   --------------
Operating expenses:
  License fees.........................            --                --      $  3,267,147
  Development..........................     $ 210,344       $ 2,749,416         7,716,148
  General and administrative...........       616,816         1,520,500         6,083,356
                                          --------------   --------------   --------------
                                              827,160         4,269,916        17,066,651
                                          --------------   --------------   --------------
Interest income........................        31,538           725,864         1,638,433
                                          --------------   --------------   --------------
Net loss...............................     $(795,622)      $(3,544,052)     $(15,428,218)
                                          --------------   --------------   --------------
                                          --------------   --------------   --------------
Net loss per share.....................            --       $     (0.20)
                                                           --------------
                                                           --------------
Pro forma net loss per share...........     $   (0.06)               --
                                          --------------
                                          --------------
Shares used in computing pro forma
 net loss per share and net loss per
 share, respectively...................    14,277,498        17,580,032
                                          --------------   --------------
                                          --------------   --------------

                 The accompanying notes are an integral part of
                    these condensed financial statements.

                        TRIANGLE PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                                   PERIOD FROM
                                                                                     INCEPTION
                                                   THREE MONTHS    THREE MONTHS   (JULY 12, 1995)
                                                      ENDED           ENDED           THROUGH
                                                  MARCH 31, 1996  MARCH 31, 1997  MARCH 31, 1997
                                                  --------------  --------------  ---------------
Cash flows from operating activities:
Net loss........................................   $  (795,622)    $(3,544,052)    $(15,428,218)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization.................         3,358          51,367          152,059
  Stock-based compensation: license fees........            --              --          636,000
  Stock-based compensation: development.........            --          11,301          357,870
  Stock-based compensation: general and
     administrative.............................         7,613          41,009          272,531
  Change in assets and liabilities:
     Receivables................................       (48,075)         50,960         (677,666)
     Prepaid expenses...........................            --         204,744         (353,679)
     Accounts payable...........................       (47,424)       (853,434)         730,914
     Accrued license fees and other expenses....       (59,719)        712,086        1,431,550
                                                  --------------  --------------  ---------------
Net cash used by operating activities...........      (939,869)     (3,326,019)     (12,878,639)
                                                  --------------  --------------  ---------------
Cash flows from investing activities:
  (Purchase) sale of restricted deposits........      (175,000)         26,779         (148,221)
  Purchase of investments.......................            --      (7,592,712)     (40,860,637)
  Proceeds from sale and maturity of investments            --       5,907,712       11,229,499
  Purchase of property, plant and equipment.....       (43,088)       (125,818)        (942,095)
                                                  --------------  --------------  ---------------
Net cash used by investing activities...........      (218,088)     (1,784,039)     (30,721,454)
                                                  --------------  --------------  ---------------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs..         1,200          35,853       63,405,749
  Sale of options...............................            --          17,500           17,500
  Sale of warrants..............................            --              --              130
  Proceeds from stock options exercised.........            --             975           26,063
  Equipment financing...........................            --              --          354,416
  Principal payments on capital lease obligation            --         (31,764)         (36,253)
                                                  --------------  --------------  ---------------
Net cash provided by financing activities.......         1,200          22,564       63,767,605
                                                  --------------  --------------  ---------------
Net (decrease) increase in cash and cash
  equivalents...................................    (1,156,757)     (5,087,494)      20,167,512
Cash and cash equivalents at beginning of
  period........................................     3,081,586      25,255,006               --
                                                  --------------  --------------  ---------------
Cash and cash equivalents at end of period......   $ 1,924,829     $20,167,512     $ 20,167,512
                                                  --------------  --------------  ---------------
                                                  --------------  --------------  ---------------

                  The accompanying notes are an integral part of
                      these condensed financial statements.

                          TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                         CONVERTIBLE
                       PREFERRED STOCK                    COMMON STOCK      ADDITIONAL
                     --------------------             --------------------    PAID-IN     ACCUMULATED   DEFERRED
                       SHARES      AMOUNT   WARRANTS     SHARES    AMOUNT     CAPITAL       DEFICIT    COMPENSATION      TOTAL
                     ----------   -------  ---------  ----------  --------  -----------  ------------  ------------  ------------
Initial sale
 of stock...........    933,334   $   933         --   1,175,000  $ 1,175   $   709,642            --          --    $    711,750
Additional sale
 of stock...........  4,248,337     4,249         --   1,495,000    1,495     3,137,355            --          --       3,143,099
Stock-based
 compensation.......         --        --         --          --       --        12,000            --   $ (11,750)            250
Net loss,
 July 12 through
 December 31, 1995..         --        --         --          --       --            --  $   (967,583)         --        (967,583)
                     -------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1995..  5,181,671     5,182         --   2,670,000    2,670     3,858,997      (967,583)    (11,750)      2,887,516

Sale of stock.......  3,756,234     3,756         --   4,942,652    4,943    59,506,348            --          --      59,515,047
Sale of warrants....         --        --   $    130          --       --            --            --          --             130
Stock-based
 compensation.......         --        --    151,743     700,000      700     1,126,500            --    (141,181)      1,137,762
Stock options
 exercised..........         --        --         --     317,333      317        56,802            --     (25,743)         31,376
Conversion of
 Preferred to
 Common Stock....... (8,937,905)   (8,938)        --   8,937,905    8,938            --            --          --              --
Net loss............         --        --         --          --       --            --   (10,916,583)         --     (10,916,583)
                     -------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1996..         --        --    151,873  17,567,890   17,568    64,548,647   (11,884,166)   (178,674)     52,655,248
   (UNAUDITED)
Sale of stock.......                                       4,218        4        35,849                                    35,853
Sale of options.....                                                             17,500                                    17,500
Sale of warrants....                                                                                                           --
Stock-based
 compensation.......                          32,041                                                       12,041          44,082
Stock options
 exercised..........                                      13,000       13         2,327                       784           3,124
Net loss............          --       --                                            --    (3,544,052)         --      (3,544,052)
                     -------------------------------------------------------------------------------------------------------------
Balance,
 March 31, 1997.....          --   $   --   $183,914  17,585,108  $17,585   $64,604,323  $(15,428,218)  $(165,849)   $ 49,211,755
                     -------------------------------------------------------------------------------------------------------------
                     -------------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of
                     these condensed financial statements.

                       TRIANGLE PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in Triangle Pharmaceuticals, Inc. (the "Company") Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

2.  Pro Forma Net Loss Per Share

    For the three month period ended March 31, 1996, the weighted average shares outstanding used in the calculation of net loss per share includes the effect of the conversion of all of the Company's Preferred Stock as if such conversion occurred as of July 12, 1995. Additionally, Common Stock or equivalent shares from stock options and awards sold or issued at prices below the Initial Public Offering ("IPO") price per share in the twelve months preceding the initial filing of the Company's Registration Statement on Form S-1 on September 11, 1996, have been included in the calculations as if outstanding from July 12, 1995 through June 30, 1996 pursuant to the requirements of the Securities and Exchange Commission.

    For the three month period ended March 31, 1997, the weighted average shares outstanding used in the calculation of net loss per share do not include Common Stock equivalents because they have the effect of reducing net loss per share. Fully diluted earnings per share were not materially different from primary earnings per share.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 changes the computation of net income per share from the method currently prescribed by Accounting Principles Board Opinion No. 15. The Company will adopt SFAS 128 for periods ending after December 15, 1997 and will restate previously reported historical information at that time. Adoption of SFAS 128 is not expected to materially affect the Company's financial statements.


3.  Licensing and Option Agreements

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

    The Company recently exercised its option to obtain a license to the drug candidate MKC-442 from Mitsubishi Chemical Corporation ("Mitsubishi") for the treatment of HIV, and is currently negotiating the license agreement, which upon execution will require the Company to pay a license initiation fee and make certain milestone and royalty payments, including minimum annual payments, to Mitsubishi. At Mitsubishi's option, certain of these payments may be made in the form of the Company's capital stock. The Company will also be required to meet certain milestone obligations and conduct certain development work with respect to this anti-HIV drug candidate. Upon the Company's request, Mitsubishi will supply the Company with drug substance for formulation into final dosage form under the terms of a separate supply and purchase agreement to be separately negotiated, and any purchases of drug substance by the Company will be credited to the Company's minimum annual payment obligation. Mitsubishi would have the right to terminate the license agreement if the Company does not satisfy certain milestones obligations or does not cure any material breach of the license agreement. The failure of the Company to enter into the license agreement or the termination of the license agreement could have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "--Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

    The following should be read in conjunction with the Company's condensed financial statements.

OVERVIEW

    Triangle is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing the Company's drug candidates. The Company has not received any revenues from the sale of products, and does not expect any of its drug candidates to be commercially available for at least the next several years. As of March 31, 1997, the Company's accumulated deficit was approximately $15.4 million.

    The Company's drug development programs will require substantial capital expenditures, including expenditures for preclinical testing, chemical synthetic scale up, clinical trials of drug candidates and payments to the Company's licensors. The Company has been unprofitable since its inception and expects to incur substantial and increasing losses for at least the next several years, due primarily to the expansion of its drug development programs. The Company expects that losses will fluctuate from period to period and that such fluctuations may be substantial. See "--Risks and Uncertainties--History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability."

    The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its drug candidates, secure all necessary proprietary rights, respond to competitive developments and continue to attract, retain and motivate qualified persons. There can be no assurance that the Company will be successful in addressing these risks. See "--Risks and Uncertainties--Development Stage Company; Uncertainty of Product Development."

    The operating expenses of the Company will depend on several factors, including the level of development expenses. Development expenses will depend on the progress and results of the Company's drug development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, the Company believes that period to period comparisons in the future are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the Common Stock would likely be materially adversely affected. See "--Risks and Uncertainties--Volatility of Stock Price."

RESULTS OF OPERATIONS

    The Company had total interest income of $725,864 for the three months ended March 31, 1997, compared to $31,538 for the same period in 1996. The increase in interest income is primarily due to an increase in investments associated with financing activities. See "--Liquidity and Capital Resources."

    The Company reported no license fees for the first quarter of 1997, or for the first quarter of 1996.

    Development expenses totaled $2,749,416 for the three months ended March 31, 1997, compared to $210,344 for the same period in 1996. Development expenses consisted primarily of expenses for compensation, drug synthesis, toxicology studies and preclinical testing of the Company's drug candidates. The Company also recognized non-cash charges of $11,301 relating to the amortization of deferred consulting expenses. Development expenses were reduced by approximately $353,000 relating to the reimbursable development expenses under an option agreement for one of the Company's drug candidates. Development expenses for the three months ended March 31, 1996 consisted primarily of expenses for compensation. The Company expects its development expenses to increase substantially in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result.

    General and administrative expenses totaled $1,520,500 for the three months ended March 31, 1997, compared to $616,816 for the same period in 1996. General and administrative expenses for the three months ended March 31, 1997, consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services and included non-cash charges of $41,009 related to the amortization of deferred compensation expenses. The increase in general and administrative expenses compared to the three months ended March 31, 1996, is comprised primarily of increases in compensation expense, rent expenses associated with office and laboratory facilities and increases in professional fees. The increase is due primarily to the growth of the Company's operations. The Company expects that its general and administrative expenses will increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception (July 12, 1995) through March 31, 1997 primarily with the net proceeds received from private placements of equity securities, which provided aggregate proceeds of approximately $22,300,000, and the Company's initial public offering, which provided aggregate net proceeds to the Company totaling $42,153,664 before deducting expenses of the offering of approximately $1,100,000. Through March 31, 1997, the Company received approximately $851,000 of $1,185,000 as reimbursement of certain development expenses under an option agreement for one of its drug candidates.

    At March 31, 1997, the Company's principal source of liquidity was $20,167,512 in cash and cash equivalents, $21,686,705 in short term investments and $7,944,433 in long-term investments which are "available for sale." At March 31, 1997, the Company had utilized $500,119 of a secured equipment lease-line facility.

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

    The Company recently exercised its option to obtain a license to the drug candidate MKC-442 from Mitsubishi Chemical Corporation ("Mitsubishi") for the treatment of HIV, and is currently negotiating the license agreement, which upon execution will require the Company to pay a license initiation fee and make certain milestone and royalty payments, including minimum annual payments, to Mitsubishi. At Mitsubishi's option, certain of these payments may be made in the form of the Company's capital stock. The Company will also be required to meet certain milestone obligations and conduct certain development work with respect to this anti-HIV drug candidate. Upon the Company's request, Mitsubishi will supply the Company with drug substance for formulation into final dosage form under the terms of a separate supply and purchase agreement to be separately negotiated, and any purchases of drug substance by the Company will be credited to the Company's minimum annual payment obligation. Mitsubishi would have the right to terminate the license agreement if the Company does not satisfy certain milestones obligations or does not cure any material breach of the license agreement. The failure of the Company to enter into the license agreement or the termination of the license agreement could have a material adverse effect on the Company.

    The Company believes that its existing cash and investments will be adequate to satisfy its anticipated capital requirements through 1997. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "--Risks and Uncertainties--Future Capital Needs; Uncertainty of Additional Funding."

RISKS AND UNCERTAINTIES

    DEVELOPMENT STAGE COMPANY; UNCERTAINTY OF PRODUCT DEVELOPMENT

    The Company was incorporated in July 1995 and accordingly has only a limited operating history upon which an evaluation of the Company's business and prospects can be based. In addition, the Company's drug candidates are all in the early developmental stage and require significant, time consuming and costly development, testing and regulatory clearances. The Company does not expect any of its drug candidates to be commercially available for at least the next several years. The successful development of any new drug, including any of the Company's drug candidates, is highly uncertain and is subject to a number of significant risks. These risks include, among others, the possibility that any or all of the Company's drug candidates will be found to be ineffective, toxic or otherwise fail to receive necessary regulatory clearances; that the drug candidates will be uneconomical to manufacture, market or will not achieve broad market acceptance; that third parties will hold proprietary rights that will preclude the Company from marketing the drug candidates; or that third parties will market equivalent or superior products. The failure of the Company's drug development programs to result in commercially viable products would have a material adverse effect on the Company.

    HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE
     PROFITABILITY

    The Company has incurred losses since its inception. As of March 31, 1997, the Company's accumulated deficit was approximately $15.4 million. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates and general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so for at least the next several years. The Company expects to incur significant additional operating losses over the next several years and expects losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company's drug development programs currently require and will in the future require substantial capital expenditures, including expenditures for preclinical testing, chemical synthetic scale up, clinical trials of drug candidates and payments to the Company's licensors. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. The Company expects that its capital requirements will increase significantly in the future.

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

     FTC

    The Company obtained its rights to purified forms of FTC under a license from Emory University ("Emory"). In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to composition of matter and methods to treat HIV and HBV with FTC. Yale University ("Yale") filed patent applications on FTC and its use to treat HBV in 1991 in the United States, and subsequently licensed its rights under those patent applications to Emory. The Company's license arrangement with Emory includes all rights under the Yale patent applications. FTC belongs to the same general class of nucleosides as 3TC, which has been approved in the United States by the FDA for use in combination with AZT for the treatment of HIV. 3TC is currently being sold by Glaxo Wellcome plc ("Glaxo") for the treatment of HIV under a license agreement with BioChem Pharma Inc. ("BioChem Pharma").

    HIV. Emory received a United States patent in 1993 covering a method to treat HIV infection with FTC. BioChem Pharma filed a patent application in the United States in 1989 and was issued a patent in 1991 covering a group of nucleosides in the same general class as FTC, but which did not include FTC. BioChem Pharma filed foreign patent applications in 1990 based upon its 1989 United States patent application, and in those foreign applications included FTC among a large class of nucleosides. The foreign patent applications are pending in a large number of countries, and have issued in a number of countries with claims directed to FTC and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to a purified form of FTC that exhibits advantageous properties for the treatment of HIV on which two patents have issued. BioChem Pharma filed patent applications in a large number of foreign countries based upon its 1991 United States patent application, and patents have issued in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

    In the United States, the first to invent a subject matter is entitled to patent protection on that invention. With respect to patent applications filed prior to January 1, 1996, United States patent law provides that if a party invented a technology outside the United States, then for purposes of determining the first to invent the technology, that party is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a registration statement filed with the United States Securities and Exchange Commission, BioChem Pharma stated that since it conducts substantially all of its research activities outside the United States, it is at a disadvantage as to inventions made prior to January 1, 1996 with respect to obtaining United States patents as compared to companies that maintain research facilities in the United States. The Company does not know whether Emory or BioChem Pharma was the first to invent the subject matter claimed in their respective United States patent applications or patents, or whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications. In foreign countries, the first party to file a patent application on an invention, not the first to invent the subject matter, is entitled to patent protection on that invention. While the Company believes that Emory's patent applications that disclosed FTC as a useful anti-HIV agent were filed in foreign countries before BioChem Pharma filed its foreign patent applications on that subject matter, BioChem Pharma has been issued patents in several foreign countries. There can be no assurance that Emory will initiate or be successful in any foreign proceeding attempting to revoke patents issued to BioChem Pharma or addressing the relative rights of BioChem Pharma and Emory. BioChem Pharma has opposed patent claims on FTC granted to Emory in Japan and Australia. There can be no assurance that BioChem Pharma will not make additional challenges to any Emory patents or patent applications, or that Emory will succeed in defending any such challenges. There can be no assurance that the sale of FTC by the Company for the treatment of HIV would not be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or in certain circumstances, if the third party patent, while not expressly covering the product or method, covers subject matter that is substantially equivalent in nature to the product or method. If it is determined that the sale of FTC for the treatment of HIV infringes a BioChem Pharma patent, the Company would not have the right to make, use or sell FTC for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. There can be no assurance that the Company could obtain a license from BioChem Pharma on acceptable terms or at all.

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

    DAPD

    The Company obtained its rights to DAPD under a license from Emory and University of Georgia Research Foundation, Inc. ("UGARF"). The DAPD portfolio licensed to the Company consists of two issued United States patents and several United States and foreign patent applications that cover a method for the synthesis of DAPD and its use to treat HIV and HBV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990, 1992 and 1993, respectively. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to BioChem Pharma's granted patent application in the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD, and Emory has informed the Company that Emory intends to challenge BioChem Pharma's patents and patent applications in other countries. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have been opposed by BioChem Pharma. There can be no assurance that a court or administrative body would invalidate BioChem Pharma's patent claims or that a sale of DAPD by the Company would not infringe BioChem Pharma's patents. If Emory, UGARF and the Company do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue as a result of such applications), the Company will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain a license from BioChem Pharma on acceptable terms or at all.

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

    Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights, which may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The Company's licensors may also have to participate in interference proceedings declared by the PTO to determine the priority of an invention, which could result in substantial cost to the Company. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF and the Regents of the University of California ("Regents"), Emory, UGARF and the Regents are primarily responsible for any litigation, interference, opposition or other action pertaining to patents or patent applications related to the licensed technology and the Company is required to reimburse them for the costs they incur in performing these activities. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF and/or the Regents do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF and/or the Regents elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which Emory, UGARF and/or the Regents conduct the proceedings. Emory, UGARF and/or the Regents could, in any of these proceedings they elect to initiate and maintain, elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the institution and continuation of any technology related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

    The Company also relies on unpatented trade secrets and know how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. The Company relies on certain technologies to which it does not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. The Company has filed an application for but has not obtained a trademark registration with respect to its corporate name and its logo. Another company has filed an application to obtain a trademark registration for the name "Triangle Coordinated Care," and the Company is aware that several other companies use trade names that are similar to the Company's for their businesses. If the Company is not able to obtain any licenses that may be necessary for the Company to use its corporate name, it may be required to change its corporate name. The Company's management personnel were previously employed by other pharmaceutical companies. In many cases, these individuals are conducting drug development activities for the Company in areas similar to those in which they were involved prior to joining the Company. As a result, the Company, as well as these individuals, could be subject to allegations of violation of trade secrets and other similar claims.

    EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

    Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. The time required for completing preclinical testing and clinical trials and obtaining regulatory approvals is uncertain. The Company may decide to replace a drug candidate in preclinical testing and/or clinical trials with a modified drug candidate, thus extending the development period. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries. The Company's drug candidates may not qualify for accelerated development and/or approval under FDA regulations and, even if some of the Company's drug candidates qualify for accelerated development and/or approval, they may not be approved for marketing sooner than would be historically expected or at all. There can be no assurance that even after substantial time and expenditures, any of the Company's drug candidates under development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety and effectiveness of its drug candidates to the satisfaction of the FDA or foreign regulatory authorities, the Company will be unable to commercialize its drug candidates and would be materially and adversely affected. Further, even if regulatory approval of a drug candidate is obtained, the approval may entail limitations on the indicated uses for which the drug candidate may be marketed. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, refusal to approve pending applications, refusal to permit exports from the United States, product recalls, seizure of products, injunctions, operating restrictions and criminal prosecutions. Further, FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's drug candidates.

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

    INTENSE COMPETITION; RISK OF TECHNOLOGICAL CHANGE

    The Company is engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. If successfully developed and approved, the drug candidates that the Company is currently developing will compete with numerous existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals that target the same diseases the Company is targeting. The Company believes that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective, or more effectively marketed and sold, than any that may be developed by the Company. Competitive products may render the Company's licensed technology and products obsolete or noncompetitive prior to the Company's recovery of development or commercialization expenses incurred with respect to any such products. The development by others of a cure or new treatment methods for the indications for which the Company is developing drug candidates could render the Company's drug candidates noncompetitive, obsolete or uneconomical. Many of the Company's competitors have significantly greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products that have been approved or are in late stage development and operate large, well funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

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

    RISKS RELATED TO LICENSE AND OPTION AGREEMENTS

    The agreements pursuant to which the Company has in-licensed or obtained an option to in-license its drug candidates permit the Company's licensors to terminate the agreements under certain circumstances, such as the failure by the Company to achieve certain development milestones or the occurrence of an uncured material breach by the Company. The termination of any of these agreements could have a material adverse effect on the Company. Upon termination of the license agreements with Emory and UGARF, the Company is required to grant to Emory and UGARF a non-exclusive, royalty free license to all of the Company's interest in the licensed technology (including any improvements to the technology developed by the Company). In addition, the license agreements with Emory, UGARF and the Regents provide that Emory, UGARF and the Regents are primarily responsible for any litigation, interference, opposition or other action pertaining to the patents related to the technology licensed to the Company, and the Company is required to reimburse them for the costs they incur in performing these activities. The Company believes that these costs as well as other costs under the license and option agreements relating to the Company's drug candidates will be substantial, and any inability or failure of the Company to pay these costs with respect to any drug candidate could result in the termination of the license or option agreement for such drug candidate.

    LACK OF MANUFACTURING CAPABILITIES

    The Company does not have any manufacturing capacity and currently plans to seek to establish relationships with third party manufacturers for the manufacture of clinical trial material and the commercial production of any products it may develop. There can be no assurance that the Company will be able to establish relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture products in commercial quantities under good manufacturing practices mandated by the FDA on a cost effective basis. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and commercialize products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company.

    LACK OF SALES AND MARKETING CAPABILITIES

    The Company currently has only one marketing employee and no sales personnel. The Company will have to develop a sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any products it develops. The Company currently intends to market in the United States most of the drug candidates that it successfully develops primarily through a direct sales force and outside the United States through a combination of a direct sales force and arrangements with third parties. There can be no assurance that the Company will be able to establish marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company or that any internal capabilities or third party arrangements will be cost effective.

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

    CONCENTRATION OF STOCK OWNERSHIP; CONTROL BY MANAGEMENT AND EXISTING
     STOCKHOLDERS

    As of April 30, 1997 the Company's directors, executive officers and their respective affiliates beneficially owned approximately 54% of the Company's outstanding Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

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

    ANTITAKEOVER EFFECTS OF CHARTER, BYLAWS AND DELAWARE LAW

    The Company's Second Restated Certificate of Incorporation (the "Certificate") authorizes the Company's Board of Directors (the "Board") to issue shares of undesignated preferred stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock that may be issued in the future. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. The Company's Restated Bylaws (the "Bylaws") provide that the Board will be classified into three classes of directors beginning at the 1997 annual meeting of stockholders. With a classified Board, one class of directors is elected each year with each class serving a three year term. These and other provisions of the Certificate and the Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

    NO DIVIDENDS

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently does not intend to pay any cash dividends in the foreseeable future and intends to retain its earnings, if any, for the operation of its business

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    a.   Exhibits

         11.1 Computation of Net Loss Per Share and Pro Forma Net Loss Per Share

         27.1 Financial Data Schedule

    b.   Reports on Form 8-K.  None

                         TRIANGLE PHARMACEUTICALS, INC.
                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRIANGLE PHARMACEUTICALS, INC.


Date:  May 13, 1997                    By: /s/ David W. Barry
                                           ------------------------------------
                                           David W. Barry
                                           Chairman and Chief Executive Officer


                                       TRIANGLE PHARMACEUTICALS, INC.


Date:  May 13, 1997                    By: /s/ James A. Klein, Jr.
                                           ------------------------------------
                                           James A. Klein, Jr.
                                           Chief Financial Officer and Treasurer