Form 10-Q
period 1997-06-30
TRIANGLE PHARMACEUTICALS INC
filed 1997-08-14
CIK 1022622

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---            OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

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
         (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)            Identification No.)


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

    As of July 31, 1997, there were 19,585,108 shares of Triangle
Pharmaceuticals, Inc. Common Stock outstanding.

                        TRIANGLE PHARMACEUTICALS, INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                    --------
        Item 1. Financial Statements (unaudited)

                Condensed Balance Sheet -
                  December 31, 1996 and June 30, 1997................................ 3 - 4

                Condensed Statement of Operations -
                  Three and Six Months Ended June 30, 1996 and 1997, and
                  Period From Inception (July 12, 1995) Through June 30, 1997........     5

                Condensed Statement of Cash Flows -
                  Six Months Ended June 30, 1996 and 1997 and
                  Period From Inception (July 12, 1995) Through June 30, 1997........     6

                Condensed Statement of Stockholders' Equity -
                  Period From Inception (July 12, 1995) Through
                  December 31, 1995, 1996 and Six Months Ended June 30, 1997.........     7

                Notes to Condensed Financial Statements.............................. 8 - 9

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................................10 - 24

PART II. OTHER INFORMATION

        Item 2. Changes in Securities..............................................      25

        Item 4. Submission of Matters to a Vote of Security Holders................ 25 - 26

        Item 6. Exhibits and Reports on Form 8-K..................................  26 - 27

        Signatures................................................................       28



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED BALANCE SHEET

                                                             DECEMBER 31,        JUNE 30,
                                                                 1996              1997
                                                             --------------     -----------
                                                                               (UNAUDITED)
ASSETS
    Current assets:
      Cash and cash equivalents. . . . . . . . . . . . . .     $25,255,006      $50,111,941
      Restricted deposits. . . . . . . . . . . . . . . . .          56,067           40,850
      Investments. . . . . . . . . . . . . . . . . . . . .      17,226,221       24,335,822
      Interest receivable. . . . . . . . . . . . . . . . .         272,716          278,194
      Other receivables. . . . . . . . . . . . . . . . . . .       455,910          976,068
      Prepaid expenses . . . . . . . . . . . . . . . . . . .       558,423          337,234
                                                              ------------      -----------
          Total current assets . . . . . . . . . . . . . . .    43,824,343       76,080,109
                                                              ------------      -----------
      Property, plant and equipment, net . . . . . . . . . .       832,049          998,452
      Investments. . . . . . . . . . . . . . . . . . . . . .    10,719,917               --
      Restricted deposits. . . . . . . . . . . . . . . . . .       118,933           97,899
                                                              ------------      -----------
          Total assets . . . . . . . . . . . . . . . . . . .   $55,495,242      $77,176,460
                                                              ------------      -----------
                                                              ------------      -----------

          The accompanying notes are an integral part of these condensed financial statements.

                           TRIANGLE PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED BALANCE SHEET

                                                             DECEMBER 31,     JUNE 30,
                                                                 1996           1997
                                                             --------------  -----------
                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . .    $  1,584,348     $  1,348,443
    Accrued license fees . . . . . . . . . . . . . . . . .         150,000          500,000
    Capital lease obligation-current . . . . . . . . . . .         102,006          113,425
    Other accrued expenses . . . . . . . . . . . . . . . .         639,255        1,818,447
                                                              ------------   ---------------
        Total current liabilities. . . . . . . . . . . . .       2,475,609        3,780,315
    Capital lease obligation-noncurrent. . . . . . . . . .         364,385          353,816
                                                              ------------   ---------------
        Total liabilities. . . . . . . . . . . . . . . . .       2,839,994        4,134,131
                                                              ------------   ---------------
    Commitments and contingencies (See notes 3 and 4) . .              --              --
    Stockholders' equity:
      Common Stock, $0.001 par value; authorized
        75,000,000 shares; issued and
        outstanding 17,567,890 and 19,585,108 shares . . .          17,568           19,585
      Warrants . . . . . . . . . . . . . . . . . . . . . .         151,873          200,103
      Additional paid-in capital . . . . . . . . . . . . .      64,548,647       94,019,823
      Accumulated deficit during development stage . . . .     (11,884,166)     (21,045,065)
      Deferred compensation. . . . . . . . . . . . . . . .        (178,674)        (152,117)
                                                              ------------   ---------------
        Total stockholders' equity . . . . . . . . . . . .    $ 52,655,248       73,042,329
                                                              ------------   ---------------
        Total liabilities and stockholders' equity . . . .    $ 55,495,242     $ 77,176,460
                                                              ------------   ---------------
                                                              ------------   ---------------


          The accompanying notes are an integral part of these condensed financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                                                                            PERIOD FROM
                                                                                                             INCEPTION
                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,   (JULY 12, 1995)
                                              -----------------------------  ---------------------------     THROUGH
                                                  1996            1997           1996             1997     JUNE 30, 1997
                                              --------------   ------------  -------------   -----------   -------------
Operating expenses:
  License fees . . . . . . . . . . . . . . .    $ 2,751,829    $   500,000    $ 2,751,829    $   500,000    $   3,767,147
  Development. . . . . . . . . . . . . . . .      1,132,247      3,944,063      1,342,591      6,693,479       11,660,211
  General and administrative . . . . . . . .        873,340      1,944,110      1,490,156      3,464,610        8,027,466
                                               ------------    -----------    -----------    -----------   --------------
                                                  4,757,416      6,388,173      5,584,576     10,658,089       23,454,824
                                               ------------    -----------    -----------    -----------   --------------
Interest income. . . . . . . . . . . . . . .         53,620        771,326         85,158      1,497,190        2,409,759
                                               ------------    -----------    -----------    -----------   --------------
Net loss . . . . . . . . . . . . . . . . . .    $(4,703,796)   $(5,616,847)   $(5,499,418)   $(9,160,899)   $ (21,045,065)
                                               ------------    -----------    -----------    -----------   --------------
                                               ------------    -----------    -----------    -----------   --------------
Net loss per share . . . . . . . . . . . . .             --   $      (0.31)            --   $      (0.51)
                                                               -----------                  ------------
                                                               -----------                  ------------

Pro forma net loss per share . . . . . . . .    $     (0.33)            --    $     (0.39)           --
                                               ------------                   -----------
                                               ------------                   -----------

Shares used in computing pro forma
 net loss per share and net loss per
 share. . . . . . . . . . . . . . . . . . ..     14,277,498     18,068,624     14,277,498     17,825,678
                                               ------------    -----------    -----------    -----------
                                               ------------    -----------    -----------    -----------




          The accompanying notes are an integral part of these condensed financial statements.

                          TRIANGLE PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                                                           PERIOD FROM
                                                                                          INCEPTION
                                                        SIX MONTHS ENDED JUNE 30,       (JULY 12, 1995)
                                                       -----------------------------       THROUGH
                                                           1996            1997         JUNE 30, 1997
                                                       -------------   -------------    --------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . $ (5,499,418)   $ (9,160,899)     $(21,045,065)
 Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization. . . . . . . . . . .        9,320         109,689           210,381
    Stock-based compensation: license fees . . . . . .      636,000              --           636,000
    Stock-based compensation: development. . . . . .        313,327          22,413           368,982
    Stock-based compensation: general and
         administrative. . . . . . . . . . . . . . .         72,230          66,274           297,796
 Change in assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . .       (204,790)       (525,636)       (1,254,262)
    Prepaid expenses . . . . . . . . . . . . . . . .        (69,657)        221,189          (337,234)
    Accounts payable . . . . . . . . . . . . . . . .        310,057        (235,905)        1,348,443
    Accrued license fees and other expenses. . . . .        564,342       1,516,657         2,236,121
                                                        -----------     -----------      ------------
 Net cash used by operating activities . . . . . . .     (3,868,589)     (7,986,218)      (17,538,838)
                                                        -----------     -----------      ------------
 Cash flows from investing activities:
     (Purchase) sale of restricted deposits. . . . .       (175,000)         36,251          (138,749)
    Purchase of investments. . . . . . . . . . . . .    (11,305,549)    (13,548,698)      (46,816,623)
    Proceeds from sale and maturity of investments. .            --      17,159,014        22,480,801
    Purchase of property, plant and equipment. . . .       (438,549)       (217,293)       (1,033,570)
                                                        -----------     -----------      ------------
 Net cash used by investing activities. . . . . . . .   (11,919,098)      3,429,274       (25,508,141)
                                                        -----------     -----------      ------------
 Cash flows from financing activities:
    Sale of stock, net of related issuance costs. . .    18,509,162      29,435,853        92,805,749
    Sale of options. . . . . . . . . . . . . . . . .             --          35,000            35,000
    Sale of warrants . . . . . . . . . . . . . . . .            130              --               130
    Proceeds from stock options exercised. . . . . .         22,426             975            26,063
    Equipment financing. . . . . . . . . . . . . . .             --              --           354,416
    Principal payments on capital lease obligation .             --         (57,949)          (62,438)
                                                        -----------   --------------      -----------
 Net cash provided by financing activities. . . . . .    18,531,718      29,413,879        93,158,920
                                                        -----------   --------------      -----------

 Net (decrease) increase in cash and cash equivalents.    2,744,031      24,856,935        50,111,941
 Cash and cash equivalents at beginning of period. . .    3,081,586      25,255,006                --
                                                        -----------     -----------      ------------
 Cash and cash equivalents at end of period. . . . . . $  5,825,617    $ 50,111,941      $ 50,111,941
                                                        -----------     -----------      ------------
                                                        -----------     -----------      ------------






          The accompanying notes are an integral part of these condensed financial statements.

                           TRIANGLE PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                CONVERTIBLE
                               PREFERRED STOCK                    COMMON STOCK       ADDITIONAL
                            -------------------                ------------------     PAID-IN   ACCUMULATED   DEFERRED
                             SHARES      AMOUNT     WARRANTS    SHARES     AMOUNT     CAPITAL     DEFICIT   COMPENSATION    TOTAL
                           ----------   ---------   --------    -------   --------   --------    --------     -----------  ------
Initial sale of stock. . . .  933,334     $  933          --   1,175,000 $ 1,175  $  709,642          --         --     $  711,750
Additional sale of stock . .4,248,337      4,249          --   1,495,000   1,495   3,137,355          --         --      3,143,099
Stock-based compensation . .       --         --          --          --      --      12,000          --     $(11,750)         250
Net loss, July 12 through
  December 31, 1995. . . . .       --         --          --          --      --         --    $(967,583)          --    $(967,583)
                            ------------------------------------------------------------------------------------------------------
Balance, December 31, 1995. 5,181,671      5,182          --   2,670,000   2,670   3,858,997    (967,583)     (11,750)   2,887,516
Sale of stock. . . . . . . .3,756,234      3,756          --   4,942,652   4,943  59,506,348          --           --   59,515,047
Sale of warrants . . . . . .      --         --    $     130          --      --          --          --           --         130
Stock-based compensation . .      --         --      151,743     700,000     700   1,126,500          --     (141,181)   1,137,762
Stock options exercised. . .      --         --           --     317,333     317      56,802          --      (25,743)      31,376
Conversion of Preferred to
  Common Stock. . . . . . .(8,937,905)    (8,938)         --   8,937,905   8,938          --          --           --           --
Net loss . . . . . . . . . .      --         --           --          --      --          --  (10,916,583)         --  (10,916,583)
                            ------------------------------------------------------------------------------------------------------
Balance, December 31, 1996. .     --         --      151,873  17,567,890  17,568  64,548,647  (11,884,166)   (178,674)  52,655,248
  (UNAUDITED)
Sale of stock. . . . . . . .      --         --           --   2,004,218   2,004  29,433,849          --           --   29,435,853
Sale of options. . . . . . .      --         --           --          --      --      35,000          --           --       35,000
Sale of warrants . . . . . .      --         --           --          --      --          --          --           --           --
Stock-based compensation . .      --         --       48,230          --      --          --          --       23,901       72,131
Stock options exercised. . .      --         --           --      13,000      13       2,327          --        2,656        4,996
Net loss . . . . . . . . . .      --         --           --          --      --          --   (9,160,899)         --   (9,160,899)
                            ------------------------------------------------------------------------------------------------------

Balance, June 30, 1997 . . .      --     $    --   $ 200,103  19,585,108 $19,585 $94,019,823  $(21,045,065) $(152,117) $73,042,329
                            ------------------------------------------------------------------------------------------------------
                            ------------------------------------------------------------------------------------------------------



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

2.  NET LOSS PER SHARE

    For the three and six month periods ended June 30, 1996, the weighted average shares outstanding used in the calculation of net loss per share includes the effect of the conversion of all of the Company's Preferred Stock as if such conversion occurred as of July 12, 1995. Additionally, Common Stock or equivalent shares from stock options and awards sold or issued at prices below the Initial Public Offering ("IPO") price per share in the twelve months preceding the initial filing of the Company's Registration Statement on Form S-1 on September 11, 1996, have been included in the calculations as if outstanding from July 12, 1995 through June 30, 1996 pursuant to the requirements of the Securities and Exchange Commission.

    For the three and six month periods ended June 30, 1997, the weighted average shares outstanding used in the calculation of net loss per share do not include Common Stock equivalents because they have the effect of reducing net loss per share. Fully diluted earnings per share were not materially different from primary earnings per share.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 changes the computation of net income per share from the method currently prescribed by Accounting Principles Board Opinion No. 15. The Company intends to adopt SFAS 128 for periods ending after December 15, 1997 and to restate previously reported historical information at that time. Adoption of SFAS 128 is not expected to materially affect the Company's financial statements.

3.  LICENSING AND OPTION AGREEMENTS

    The Company's existing license agreements require future payments of up to $28,250,000 contingent upon the achievement of certain development milestones. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties could range from $2,000,000 (if only a single drug candidate is approved for one indication) to $49,500,000 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

                        TRIANGLE PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


    On June 17, 1997, the Company entered into a license agreement with Mitsubishi Chemical Corporation ("Mitsubishi") relating to the anti-HIV drug candidate, MKC-442. The agreement required an initial payment of $500,000 upon execution and requires future payments contingent upon the achievement of certain development milestones. At Mitsubishi's option, certain of these payments may be made in the form of the Company's capital stock. The Company is entitled to a potential reimbursement from Mitsubishi, the total of which cannot exceed $400,000, based upon the amount of certain development expenses incurred by the Company. Additionally, the Company will pay royalties based on a percentage of net sales. Mitsubishi has the right to terminate the license agreement if the Company does not satisfy certain milestone obligations or does not cure any material breach of the license agreement. The termination of the license agreement would have a material adverse effect on the Company.

4.  Stockholders' Equity

    On June 6, 1997, the Company closed a private placement of 2,000,000 newly issued shares of Common Stock pursuant to a Common Stock Purchase Agreement dated June 6, 1997 (the "Agreement"). The total consideration received by the Company for the shares was $30,000,000 in cash, or a price of $15.00 per share. Net proceeds to the Company from the sale of the shares were approximately $29,400,000. The shares are restricted and may not be transferred or sold, except as permitted by the Agreement and pursuant to a registration of the shares or an available exemption from registration. The Company was introduced to the purchasers of the shares by George McFadden, one of the Company's directors. Mr. McFadden received a finder's fee of $500,000 in connection with the transaction.

    On June 30, 1997 the Company signed an agreement to acquire Avid Corporation ("Avid"), a private, antiviral pharmaceutical company. If the acquisition is completed, Triangle will pay $1,250,000 cash and 400,000 shares of Triangle Common Stock, plus up to an additional 2,100,000 shares of Triangle Common Stock contingent upon the attainment of certain development milestones. Triangle currently expects the acquisition to be completed by August 30, 1997. The closing of the acquisition is subject to conditions that must be satisfied.

    Avid's principal assets consist of worldwide license rights to a protease inhibitor for the treatment of HIV infection (DMP-450), early preclinical stage compounds for the treatment of Hepatitis B virus ("HBV") infection, proprietary assays to screen drug candidates for the treatment of HBV and assay technology for the potential use in screening drug candidates for the treatment of Hepatitis C virus ("HCV") infection.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "--Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly
the results of any revisions to the   statements contained in this report to
reflect events or circumstances arising after the date hereof.

    The following should be read in conjunction with the Company's condensed financial statements.

OVERVIEW

    Triangle is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing the Company's drug candidates. The Company has not received any revenues from the sale of products, and does not expect any of its drug candidates to be commercially available for at least the next several years. As of June 30, 1997, the Company's accumulated deficit was approximately $21.0 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    The Company had total interest income of $771,326 for the three months ended June 30, 1997, compared to $53,620 for the same period in 1996. The increase in interest income is primarily due to an increase in investments associated with financing activities. See "--Liquidity and Capital Resources."

    License fees totaled $500,000 for the three months ended June 30, 1997, compared to $2,751,829 for the same period in 1996. The decrease is primarily due to a decrease in the number of license agreements executed in the three month period ended June 30, 1997, as compared to the same period in 1996. The $500,000 for the three month period ended June 30, 1997 relates to the Company's execution of a license agreement with Mitsubishi Chemical Corporation ("Mitsubishi") for the anti-HIV drug candidate, MKC-442.

    Development expenses totaled $3,944,063 for the three months ended June 30, 1997, compared to $1,132,247 for the same period in 1996. Development expenses for the three month period ended June 30, 1997 consisted primarily of expenses for development work relating to drug synthesis, toxicology studies, compensation expenses and preclinical testing of the Company's drug candidates. During the same period the Company also recognized non-cash charges of $11,112 relating to the amortization of deferred consulting expenses. Development expenses were reduced by approximately $613,000 relating to the reimbursable development expenses by the licensor under the agreement for one of the Company's drug candidates. Development expenses for the three months ended June 30, 1996 consisted primarily of expenses related to the preclinical testing of certain of the Company's drug candidates. During the same period the Company also recognized non-cash charges of $313,327 relating to the amortization of deferred consulting expenses. The Company expects its development expenses to continue to increase substantially in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result. For example, if the Company's acquisition of Avid Corporation is completed, the Company will acquire rights to DMP-450, a protease inhibitor currently in phase Ib/IIa clinical trials, and the Company's development expenses will increase significantly.

    General and administrative expenses totaled $1,944,110 for the three months ended June 30, 1997, compared to $873,340 for the same period in 1996. General and administrative expenses for the three months ended June 30, 1997, consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services and included non-cash charges of $25,265 related to the amortization of deferred compensation expenses. The increase in general and administrative expenses compared to the three months ended June 30, 1996, is comprised primarily of increases in compensation expense, rent expenses associated with office and laboratory facilities and increases in professional fees due to the growth of the Company's operations. The Company expects that its general and administrative expenses will increase in future periods.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    The Company had total interest income of $1,497,190 in the six months ended June 30, 1997 compared to $85,158 for the same period in 1996. The increase in interest income is primarily due to an increase in investments associated with financing activities. See "Liquidity and Capital Resources."

    License fees totaled $500,000 for the six months ended June 30, 1997 and related to the execution of the license agreement with Mitsubishi for the anti-HIV drug candidate, MKC-442. License fees totaled $2,751,829 during the same period in 1996. The decrease is primarily due to a decrease in the number of license agreements executed during the six month period ended June 30, 1997. Future license fees may also consist of milestone payments under licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that the Company cannot predict. These factors include, among others, the success of the Company's drug development programs and the extent to which the Company in-licenses additional drug candidates.

    Development expenses totaled $6,693,479 for the six months ended June 30, 1997 compared to $1,342,591 for the same period in 1996. Development expenses consisted primarily of expenses for development work relating to drug synthesis, toxicology studies and compensation expenses. The Company also recognized non-cash charges of $22,413 related to the amortization of deferred consulting expenses. The increase in development expenses relate to the advancement of the Company's drug candidates through their development programs. Development expenses were reduced by approximately $966,000 relating to the reimbursable development expenses by the licensor under the agreement for one of the Company's drug candidates. The Company expects its development expenses to continue to increase substantially in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result. For example, if the Company's acquisition of Avid Corporation is completed, the Company will acquire rights to DMP-450, a protease inhibitor currently in phase Ib/IIa clinical trials, and the Company's development expenses will increase significantly.

    General and administrative expenses totaled $3,464,610 for the six months ended June 30, 1997 compared to $1,490,156 for the same period in 1996. General and administrative expenses for the six months ended June 30, 1997 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services and included non-cash charges of $66,274 related to the amortization of deferred compensation expenses. The increase in general and administrative expenses compared to the prior year is comprised primarily of increases in compensation expense, rent expenses associated with office and laboratory facilities and increases in professional fees. The increase is due primarily to the growth of the Company's operations. The Company expects that its general and administrative expenses will increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception (July 12, 1995) through June 30, 1997 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $51,700,000, and the Company's initial public offering, which provided aggregate net proceeds to the Company totaling $42,153,664 before deducting expenses of the offering of approximately $1,100,000.

    The Company's private placements include the sale of 2,000,000 shares of Common Stock pursuant to a Common Stock Purchase Agreement on June 6, 1997. The total consideration received by the Company for the shares was $30,000,000 in cash, or a price of $15.00 per share. Net proceeds to the Company from the sale of the shares were approximately $29,400,000.

    Through June 30, 1997, the Company received approximately $851,000 of an aggregate of $1,798,000 as reimbursement of certain development expenses under an agreement for one of its drug candidates.

    At June 30, 1997, the Company's principal source of liquidity was $50,111,941 in cash and cash equivalents and $24,335,822 in short term investments which are "available for sale." At June 30, 1997, the Company had utilized $529,679 of a secured equipment lease-line facility which expired on August 9, 1997.

    On June 17, 1997, the Company entered into a license agreement with Mitsubishi Chemical Corporation ("Mitsubishi") relating to an anti-HIV drug candidate. The agreement required an initial payment of $500,000 upon execution, which was paid on July 15, 1997, and requires future payments contingent upon the achievement of certain development milestones. At Mitsubishi's option, certain of these payments may be made in the form of the Company's capital stock. The Company is entitled to a potential reimbursement from Mitsubishi, the total of which cannot exceed $400,000, based upon the amount of certain development expenses incurred by the Company. Mitsubishi has the right to terminate the license agreement if the Company does not satisfy certain milestone obligations or does not cure any material breach of the license agreement. The termination of the license agreement would have a material adverse effect on the Company.

    The Company expects that its capital requirements will increase substantially in future periods as the Company's drug development programs expand. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements require future payments of up to $28,250,000 contingent upon the achievement of certain development milestones. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties could range from $2,000,000 (if only a single drug candidate is approved for one indication) to $49,500,000 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

    The Company believes that its existing cash and investments will be adequate to satisfy its anticipated capital requirements into 1998. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "--Risks and Uncertainties--Future Capital Needs; Uncertainty of Additional Funding."

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

    HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has incurred losses since its inception. As of June 30, 1997, the Company's accumulated deficit was approximately $21.0 million. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates and general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so for at least the next several years. The Company expects to incur significant additional operating losses over the next several years and expects losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

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

    UNCERTAINTY OF PATENTS; DEPENDENCE ON PATENTS, LICENSES AND PROPRIETARY
RIGHTS

    The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent protection with respect to its drug candidates, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others and to obtain appropriate licenses to patents or proprietary rights held by third parties, both in the United States and in foreign countries. The Company has no patents in its own name and has only one patent application of its own pending, but has obtained licenses to patents, patent applications and other proprietary rights from third parties with respect to each of the Company's seven drug candidates.

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

    FTC

    FTC belongs to the same general class of nucleosides as 3TC, which has been approved in the United States by the FDA for use in combination with AZT for the treatment of HIV and by similar, regulatory agencies in Europe for use in combination with other nucleoside analogues for the treatment of HIV. 3TC is currently being sold by Glaxo Wellcome plc ("Glaxo") for the treatment of HIV under a license agreement with BioChem Pharma Inc. ("BioChem Pharma").
 The Company obtained its rights to purified forms of FTC under a license from Emory University ("Emory"). In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to composition of matter and methods to treat HIV and HBV with FTC. Yale University ("Yale") filed patent applications on FTC and its use to treat HBV in 1991 in the United States, and subsequently licensed its rights under those patent applications to Emory. The Company's license arrangement with Emory includes all rights under the Yale patent applications.

    HIV. Emory received a United States patent in 1993 covering a method to treat HIV infection with FTC. BioChem Pharma filed a patent application in the United States in 1989 and was issued a patent in 1991 covering a group of nucleosides in the same general class as FTC, but which did not include FTC. BioChem Pharma filed foreign patent applications in 1990 based upon its 1989 United States patent application, and in those foreign applications included FTC among a large class of nucleosides. The foreign patent applications are pending in a large number of countries, and have issued in a number of countries with claims directed to FTC and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to a purified form of FTC that exhibits advantageous properties for the treatment of HIV on which two patents have issued, one directed to the purified form of FTC and another directed to a method for treating antiviral diseases with the purified form of FTC. The PTO has recently declared an interference between the latter BioChem Pharma patent and a patent application filed by Emory. Emory has been named senior party to the interference proceeding. There can be no assurance, however, that Emory will prevail in the interference proceeding, or that the interference proceeding will not delay the decision of the PTO regarding Emory's patent application. BioChem Pharma has also filed patent applications in a large number of foreign countries based upon its 1991 United States patent application, and patents have issued in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

    In the United States, the first to invent a subject matter is entitled to patent protection on that invention. With respect to patent applications filed prior to January 1, 1996, United States patent law provides that if a party invented a technology outside the United States, then for purposes of determining the first to invent the technology, that party is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a registration statement filed with the United States Securities and Exchange Commission, BioChem Pharma stated that since it conducts substantially all of its research activities outside the United States, it is at a disadvantage as to inventions made prior to January 1, 1996 with respect to obtaining United States patents as compared to companies that maintain research facilities in the United States. The Company does not know whether Emory or BioChem Pharma was the first to invent the subject matter claimed in their respective United States patent applications or patents, or whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications. In foreign countries, the first party to file a patent application on an invention, not the first to invent the subject matter, is entitled to patent protection on that invention. While the Company believes that Emory's patent applications that disclosed FTC as a useful anti-HIV agent were filed in foreign countries before BioChem Pharma filed its foreign patent applications on that subject matter, BioChem Pharma has been issued patents in several foreign countries. Further, BioChem Pharma has filed for patent protection on FTC and its uses in certain countries in which Emory did not file for patent protection. There can be no assurance that Emory will initiate or be successful in any foreign proceeding attempting to revoke patents issued to BioChem Pharma or addressing the relative rights of BioChem Pharma and Emory. BioChem Pharma has opposed patent claims on FTC granted to Emory in Japan and Australia. Emory has opposed patent claims on FTC granted to BioChem Pharma in Norway. There can be no assurance that BioChem Pharma will not make additional challenges to any Emory patents or patent applications, or that Emory will succeed in defending any such challenges. There can be no assurance that the sale of FTC by the Company for the treatment of HIV would not be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or in certain circumstances, if the third party patent, while not expressly covering the product or method, covers subject matter that is substantially equivalent in nature to the product or method. If it is determined that the sale of FTC for the treatment of HIV infringes a BioChem Pharma patent, the Company would not have the right to make, use or sell FTC for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. There can be no assurance that the Company could obtain a license from BioChem Pharma on acceptable terms or at all.

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

    Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights, which may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The Company's licensors may also have to participate in interference proceedings declared by the PTO to determine the priority of an invention, which could result in substantial cost to the Company. As indicated above, one interference has already been declared by the PTO in connection with the FTC technology. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF and the Regents of the University of California ("Regents"), Emory, UGARF and the Regents are primarily responsible for any litigation, interference, opposition or other action pertaining to patents or patent applications related to the licensed technology and the Company is required to reimburse them for the costs they incur in performing these activities. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF and/or the Regents do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF and/or the Regents elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which Emory, UGARF and/or the Regents conduct the proceedings. Emory, UGARF and/or the Regents could, in any of these proceedings they elect to initiate and maintain, elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the institution and continuation of any technology related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

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

    RISKS RELATED TO LICENSE AND OPTION AGREEMENTS

    The agreements pursuant to which the Company has in-licensed or obtained an option to in-license its drug candidates permit the Company's licensors to terminate the agreements under certain circumstances, such as the failure by the Company to achieve certain development milestones or the occurrence of an uncured material breach by the Company. The termination of any of these agreements could have a material adverse effect on the Company. Upon termination of the license agreements with Emory and UGARF, the Company is required to grant to Emory and UGARF a non-exclusive, royalty free license to all of the Company's interest in the licensed technology (including any improvements to the technology developed by the Company). In addition, the license and option agreements with Emory, UGARF and the Regents provide that Emory, UGARF and the Regents are primarily responsible for any litigation, interference, opposition or other action pertaining to the patents related to the technology licensed to the Company, and the Company is required to reimburse them for the costs they incur in performing these activities. The Company believes that these costs as well as other costs under the license and option agreements relating to the Company's drug candidates will be substantial, and any inability or failure of the Company to pay these costs with respect to any drug candidate could result in the termination of the license or option agreement for such drug candidate.

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

    CONCENTRATION OF STOCK OWNERSHIP; CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

    As of July 31, 1997 the Company's directors, executive officers and their respective affiliates beneficially owned approximately 48% of the Company's outstanding Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

    VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as announcements of the results of clinical trials, developments with respect to patents or proprietary rights, announcements of technological innovations, new products or new contracts by the Company or its competitors, actual or anticipated variations in the Company's operating results due to a number of factors including, among others, the level of development expenses, changes in financial estimates by securities analysts, conditions and trends in the pharmaceutical and other industries, adoption of new accounting standards affecting the industry, general market conditions and other factors. As a result, it is possible that the Company's operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the Common Stock.

    Sales of a substantial number of shares of Common Stock in the public market could also adversely affect the market price of the Common Stock. In addition, holders of approximately 12,600,000 shares of Common Stock (including shares issuable upon the exercise of outstanding warrants) are entitled to certain rights with respect to registration of such shares of Common Stock for offer or sale to the public. Any such sales may have an adverse effect on the Company's ability to raise needed capital through an offering of its equity or convertible debt securities and may adversely affect the prevailing market price of the Common Stock. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many pharmaceutical and biotechnology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of the securities of companies in the pharmaceutical and biotechnology industries, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company. The realization of any of the risks described in these "Risks and Uncertainties" could have a dramatic and adverse impact on the market price of the Common Stock.

    ANTITAKEOVER EFFECTS OF CHARTER, BYLAWS AND DELAWARE LAW

    The Company's Second Restated Certificate of Incorporation (the "Certificate") authorizes the Company's Board of Directors (the "Board") to issue shares of undesignated preferred stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock that may be issued in the future. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. The Company's Restated Bylaws (the "Bylaws") divide the Board into three classes of directors with each class serving a three year term. These and other provisions of the Certificate and the Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

    NO DIVIDENDS

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently does not intend to pay any cash dividends in the foreseeable future and intends to retain its earnings, if any, for the operation of its business.

                         TRIANGLE PHARMACEUTICALS, INC.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    c. Sales of Unregistered Securities

    On June 6, 1997, the Company closed a private placement of 2,000,000 newly issued shares of Common Stock (the "Shares") pursuant to a Common Stock Purchase Agreement dated June 6, 1997 (the "Purchase Agreement"). The consideration received by the Company for the Shares was $30,000,000 in cash, or a price of $15.00 per share. Net proceeds to the Company from the sale of the Shares were approximately $29,400,000.

    The Shares were offered and sold to two non-U.S. entities (together, the "Regulation S Purchasers") and to one accredited investor (individually, the "Regulation D Purchaser" and together with the Regulation S Purchasers, the "Purchasers"). The Shares are restricted and may not be transferred or sold, except as permitted by the Purchase Agreement and pursuant to a registration of the Shares or an available exemption from registration.

    The Company was introduced to the Purchasers by George McFadden, one of the Company's directors. Mr. McFadden received a finder's fee of $500,000 in connection with the transaction.

    The offers and sales to the Regulation S Purchasers were made pursuant to a claim of exemption under Regulation S promulgated by the Securities and Exchange Commission (the "SEC") or, alternatively, under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The sale of the Shares to the Regulation S Purchasers was made in an "offshore transaction" (as defined in Regulation S) and no "directed selling efforts" (as defined in Regulation
S) were made by the Company or any of its affiliates. Each of the Regulation S Purchasers represented and warranted, among other things, that they were not a "U.S. person" (as defined in Regulation S), that at the time the buy orders for the Shares were originated they were located outside the United States, and that neither the Regulation S Purchasers nor any of their affiliates had engaged in any "directed selling efforts" (as defined in Regulation S). Appropriate legends were affixed to the certificates for the Shares. In addition, the Company did not use any general advertisement or solicitation in connection with the offer or sale of the Shares to the Regulation S Purchasers and each of the Regulation S Purchasers represented and warranted that they were purchasing the shares for investment only and not with a view to distribution.

    The offer and sale to the Regulation D Purchaser was made pursuant to a claim of exemption under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Act. The Company did not use any general advertisement or solicitation in connection with the offer or sale of the Shares to the Regulation D Purchaser. The Regulation D Purchaser represented and warranted, among other things, that it was purchasing the Shares for investment only and not with a view to distribution and that it was an "accredited investor" (as defined in Regulation D). Appropriate legends were affixed to the certificate for the Shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a. The 1997 Annual Meeting of Stockholders of Triangle Pharmaceuticals, Inc. (the "Meeting") was held on June 24, 1997. The holders of 14,039,115 of the 17,585,108 shares of the Company's Common Stock outstanding on May 9, 1997, the record date for the Meeting (approximately 80%), were present at the Meeting in person or by proxy.

    c. At the Meeting, the seven individuals listed below were duly nominated and properly elected as Directors of the Company. Standish
         M. Fleming and Karl Y. Hostetler were elected to serve until the 1998 annual meeting of stockholders or until their successors are elected and have qualified. M. Nixon Ellis and Anthony B. Evnin were elected to serve until the 1999 annual meeting of stockholders or until their successors are elected and have qualified. David W. Barry,

         George McFadden and Peter McPartland were elected to serve until the 2000 annual meeting of stockholders or until their successors are elected and have qualified. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

                                           AGAINST/      BROKER
                                FOR        WITHHELD      NON-VOTES
                              ----------   --------      ---------
         David W. Barry       14,037,715     1,400          0
         M. Nixon Ellis       14,037,715     1,400          0
         Anthony B. Evnin     14,037,715     1,400          0
         Standish M. Fleming  14,037,715     1,400          0
         Karl Y. Hostetler    14,037,715     1,400          0
         George McFadden      14,037,715     1,400          0
         Peter McPartland     14,037,715     1,400          0

         At the Meeting, a proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent auditors for fiscal 1997 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

                                                         BROKER
             FOR         AGAINST      ABSTENTIONS       NON-VOTES
         ----------      -------      -----------       ---------
         14,037,967        348           800                0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

         *2.1 Agreement and Plan of Reorganization among the Company, Project Z Corporation and Avid Corporation dated
                June 30, 1997.

         10.1 Common Stock Purchase Agreement among the Company and the investors listed on Exhibit A thereto dated June 6, 1997.

         10.2 First Amendment to Restated Investors' Rights Agreement among the Company and certain stockholders' of the Company dated June 6, 1997.

        *10.3 License Agreement between the Company and Mitsubishi Chemical Corporation dated June 17, 1997.

         11.1   Computation of Net Loss Per Share and Pro Forma Net Loss
                Per Share

---------------------
          * Certain confidential portions of this Exhibit were omitted by means of marking such, portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

          27.1  Financial Data Schedule


    b.   Reports on Form 8-K.

         On June 18, 1997 the Company filed a Current Report on Form 8-K dated June 6, 1997 describing its sale of 2,000,000 shares of Common Stock under a private placement pursuant to the exemptions from registration provided by Regulation S and Regulation D.

                            TRIANGLE PHARMACEUTICALS, INC.
                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRIANGLE PHARMACEUTICALS, INC.


Date:  August 13, 1997                 By: /s/  DAVID W. BARRY
                                          -------------------------------
                                          David W. Barry
                                          Chairman and Chief Executive Officer


                                      TRIANGLE PHARMACEUTICALS, INC.


Date:  August 13, 1997                 By: /s/  JAMES A. KLEIN, JR.
                                          -------------------------------
                                          James A. Klein, Jr.
                                          Chief Financial Officer and Treasurer