Form 10-Q
period 1997-09-30
TRIANGLE PHARMACEUTICALS INC
filed 1997-11-14
CIK 1022622

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
----          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

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

    As of October 31, 1997, there were 19,995,338 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                      TRIANGLE PHARMACEUTICALS, INC.

                           TABLE OF CONTENTS



Part I.  Financial Information                                          Page No.
                                                                        --------

    Item 1.   Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
           December 31, 1996 and September 30, 1997...................    3 - 4

         Condensed Consolidated Statements of Operations -
           Three and Nine Months Ended September 30, 1996 and 1997,
           and Period From Inception (July 12, 1995) Through
           September 30, 1997.........................................        5

         Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1996 and 1997 and
           Period From Inception (July 12, 1995) Through
           September 30, 1997.........................................        6

         Condensed Consolidated Statements of Stockholders' Equity -
           Period From Inception (July 12, 1995) Through
           December 31, 1995, 1996 and Nine Months Ended
           September 30, 1997.........................................        7

         Notes to Condensed Consolidated Financial Statements.........   8 - 10

    Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................  11 - 26

Part II. Other Information

    Item 2.   Changes in Securities...................................       27

    Item 6.   Exhibits and Reports on Form 8-K........................       28

    Signatures........................................................       29

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                      TRIANGLE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED BALANCE SHEETS





                                        DECEMBER 31,     SEPTEMBER 30,
ASSETS                                      1996              1997
------                                 -------------     -------------
                                                          (unaudited)
Current assets:
   Cash and cash equivalents........    $25,255,006       $45,288,572
   Restricted deposits..............         56,067            42,087
   Investments......................     17,226,221        21,047,462
   Interest receivable..............        272,716           319,248
   Other receivables................        455,910             1,110
   Prepaid expenses.................        558,423           283,248
                                       -------------     -------------
      Total current assets..........     43,824,343        66,981,727
                                       -------------     -------------
Property, plant and equipment, net..        832,049         1,689,761
Investments.........................     10,719,917                --
Restricted deposits.................        118,933            86,901
                                       -------------     -------------

      Total assets..................    $55,495,242       $68,758,389
                                       -------------     -------------
                                       -------------     -------------


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRIANGLE PHARMACEUTICALS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 DECEMBER 31,     SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1996              1997
------------------------------------             ------------     -------------
                                                                   (unaudited)
Current liabilities:
  Accounts payable............................   $  1,584,348     $  2,380,667
  Accrued license fees........................        150,000               --
  Capital lease obligation-current............        102,006          176,909
  Other accrued expenses......................        639,255        2,775,730
                                                 ------------     ------------
      Total current liabilities...............      2,475,609        5,333,306
Capital lease obligation-noncurrent...........        364,385          344,082
                                                 ------------     ------------
      Total liabilities.......................      2,839,994        5,677,388
                                                 ------------     ------------
Commitments and contingencies (See notes 4
  and 5)......................................             --               --
Stockholders' equity:
  Common Stock, $0.001 par value; authorized
   75,000,000 shares; issued and outstanding
   17,567,890 and 19,995,338 shares...........         17,568           19,995
Warrants......................................        151,873          216,471
Additional paid-in capital....................     64,548,647      102,242,194
Accumulated deficit during development stage..    (11,884,166)     (39,259,071)
Deferred compensation.........................       (178,674)        (138,588)
                                                 ------------     ------------
      Total stockholders' equity..............     52,655,248       63,081,001
                                                 ------------     ------------

      Total liabilities and stockholders'
       equity.................................   $ 55,495,242     $ 68,758,389
                                                 ------------     ------------
                                                 ------------     ------------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                                                                (JULY 12, 1995)
                                          THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,      THROUGH
                                          --------------------------------    -------------------------------    SEPTEMBER 30,
                                              1996                1997           1996                1997           1997
                                          -----------         ------------    -----------        ------------   --------------
Operating expenses:
  License fees.........................   $   494,397         $         --    $ 3,246,226        $    500,000    $  3,767,147
  Development..........................     1,270,731            6,568,629      2,613,322          13,262,108      18,228,840
  Purchased research and
    development........................            --           11,261,150             --          11,261,150      11,261,150
  General and administrative...........       998,528            1,471,220      2,488,684           4,935,830       9,498,686
                                          -----------         ------------    -----------        ------------    ------------
                                            2,763,656           19,300,999      8,348,232          29,959,088      42,755,823
                                          -----------         ------------    -----------        ------------    ------------
Interest income........................       224,797            1,086,993        309,955           2,584,183       3,496,752
                                          -----------         ------------    -----------        ------------    ------------

Net loss...............................   $(2,538,859)        $(18,214,006)   $(8,038,277)       $(27,374,905)   $(39,259,071)
                                          -----------         ------------    -----------        ------------    ------------
                                          -----------         ------------    -----------        ------------    ------------

Net loss per share.....................            --         $      (0.91)            --        $      (1.48)
                                                              ------------                       ------------
                                                              ------------                       ------------
Pro forma net loss per share...........      $  (0.19)                  --    $     (0.58)                 --
                                          -----------                         -----------
                                          -----------                         -----------
Shares used in computing pro forma
  net loss per share and net loss per
  share................................    13,045,548           19,988,451     13,863,850          18,554,524
                                          -----------         ------------    -----------        ------------
                                          -----------         ------------    -----------        ------------







               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                        TRIANGLE PHARMACEUTICALS, INC.
                        (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                               PERIOD FROM
                                                                                                INCEPTION
                                                        NINE MONTHS ENDED SEPTEMBER 30,      (JULY 12, 1995)
                                                        -------------------------------         THROUGH
                                                             1996             1997         SEPTEMBER 30, 1997
                                                        --------------    -------------    ------------------
Cash flows from operating activities:
Net loss............................................... $  (8,038,277)    $ (27,374,905)      $ (39,259,071)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization.......................        51,035           195,534             296,226
   Purchased research and development..................            --        11,261,150          11,261,150
   Stock-based compensation: license fees..............       636,000                --             636,000
   Stock-based compensation: development...............       332,135            33,647             380,216
   Stock-based compensation: general and
      administrative...................................       185,286            91,818             323,340
Change in assets and liabilities:.....
   Receivables.........................................      (523,049)          408,268            (320,358)
   Prepaid expenses....................................      (686,348)          275,175            (283,248)
   Accounts payable....................................       229,868           796,319           2,380,667
   Accrued license fees and other expenses.............     1,377,141         1,967,614           2,687,078
                                                        -------------    --------------       -------------
Net cash used by operating activities..................    (6,436,209)      (12,345,380)        (21,898,000)
                                                        -------------    --------------       -------------
Cash flows from investing activities:
   (Purchase) sale of restricted deposits..............      (175,000)           46,012            (128,988)
   Purchase of investments.............................    (9,558,127)      (17,564,880)        (50,832,805)
   Proceeds from sale and maturity of investments......            --        24,463,556          29,785,343
   Purchase of property, plant and equipment...........      (745,454)         (994,446)         (1,810,723)
   Acquisition of Avid Corp., net of cash acquired.....            --        (3,052,921)         (3,052,921)
                                                        -------------    --------------       -------------
Net cash (used by) provided from investing activities..   (10,478,581)        2,897,321         (26,040,094)
                                                        -------------    --------------       -------------
Cash flows from financing activities:
   Sale of stock, net of related issuance costs........    18,496,839        29,523,079          92,892,975
   Sale of options.....................................            --            52,500              52,500
   Sale of warrants....................................           130                --                 130
   Proceeds from stock options exercised...............        23,588               975              26,063
   Equipment financing.................................            --                --             354,416
   Principal payments on capital lease obligation......            --           (94,929)            (99,418)
                                                        -------------    --------------       -------------
Net cash provided from financing activities............    18,520,557        29,481,625          93,226,666
                                                        -------------    --------------       -------------
Net increase in cash and cash equivalents..............     1,605,767        20,033,566          45,288,572
Cash and cash equivalents at beginning of period.......     3,081,586        25,255,006                  --
                                                        -------------    --------------       -------------
Cash and cash equivalents at end of period............. $   4,687,353     $  45,288,572       $  45,288,572
                                                        -------------    --------------       -------------
                                                        -------------    --------------       -------------

Supplemental disclosure of noncash investing activities:
  On August 28, 1997, the Company issued 400,000 shares of common stock in exchange for all outstanding shares of Avid Corporation.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      TRIANGLE PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                               CONVERTIBLE
                              PREFERRED STOCK                COMMON STOCK       ADDITIONAL
                           ------------------            -------------------      PAID-IN    ACCUMULATED     DEFERRED
                             SHARES    AMOUNT  WARRANTS    SHARES     AMOUNT      CAPITAL      DEFICIT     COMPENSATION   TOTAL
                           ---------- -------  --------  ----------  -------    ----------  ------------   ------------ -----------
Initial sale of stock......   933,334  $  933        --   1,175,000  $ 1,175    $  709,642            --            --  $   711,750
Additional sale of stock... 4,248,337   4,249        --   1,495,000    1,495     3,137,355            --            --    3,143,099
Stock-based compensation...        --      --        --          --       --        12,000            --     $ (11,750)         250
Net loss, July 12 through
 December 31, 1995.........        --      --        --          --       --            --  $   (967,583)           --     (967,583)
                           --------------------------------------------------------------------------------------------------------
Balance, December 31, 1995. 5,181,671   5,182        --   2,670,000    2,670     3,858,997      (967,583)      (11,750)   2,887,516

Sale of stock.............. 3,756,234   3,756        --   4,942,652    4,943    59,506,348            --            --   59,515,047
Sale of warrants...........        --      --  $    130          --       --            --            --            --          130
Stock-based compensation...        --      --   151,743     700,000      700     1,126,500            --       141,181)   1,137,762
Stock options exercised....        --      --        --     317,333      317        56,802            --       (25,743)      31,376
Conversion of Preferred to
 Common Stock..............(8,937,905) (8,938)       --   8,937,905    8,938            --            --            --           --
Net loss...................        --      --        --          --       --            --   (10,916,583)           --  (10,916,583)
                           --------------------------------------------------------------------------------------------------------
Balance, December 31, 1996.        --      --   151,873  17,567,890   17,568    64,548,647   (11,884,166)     (178,674)  52,655,248
 (UNAUDITED)
Sale of stock..............                               2,014,448    2,014    29,521,065            --            --   29,523,079
Acquisition of Avid........        --      --        --     400,000      400     8,117,100            --            --    8,117,500
Sale of options............        --      --        --          --       --        52,500            --            --       52,500
Stock-based compensation...        --      --    64,598          --       --            --            --        35,891      100,489
Stock options exercised....        --      --        --      13,000       13         2,882            --         4,195        7,090
Net loss...................        --      --        --          --       --            --   (27,374,905)           --  (27,374,905)
                           --------------------------------------------------------------------------------------------------------
Balance, September 30,
1997.......................        --  $   --  $216,471  19,995,338  $19,995  $102,242,194  $(39,259,071)  $  (138,588) $63,081,001
                           --------------------------------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation

    The accompanying unaudited condensed financial statements of Triangle Pharmaceuticals, Inc. and its subsidiary (the "Company" or "Triangle") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in Triangle Pharmaceuticals, Inc. Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

2.  Principles of Consolidation

    The condensed consolidated financial statements include the accounts of Triangle Pharmaceuticals, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

3.  Net Loss Per Share

    The weighted average shares outstanding used in the calculation of pro forma net loss per share includes the effect of the conversion of all of the Company's Preferred Stock as if such conversion occurred as of July 12, 1995. Additionally, common stock or equivalent shares from stock options and awards sold or issued at prices below the Initial Public Offering ("IPO") price per share in the twelve months preceding the initial filing of the Company's Registration Statement on Form S-1 on September 11, 1996, have been included in the calculations as if outstanding from July 12, 1995 through June 30, 1996 pursuant to the requirements of the Securities and Exchange Commission. The common stock equivalents have been excluded from the calculation subsequent to June 30, 1996 because they have the effect of reducing net loss per share.

    For the three and nine month periods ended September 30, 1997, the weighted average shares outstanding used in the calculation of net loss per share do not include Common Stock equivalents because they have the effect of reducing net loss per share. Fully diluted earnings per share were not materially different from primary earnings per share.

4.  Licensing Agreements

    The Company's existing license agreements require future payments of up to $43,250,000 contingent upon the achievement of certain development milestones. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties could range from $2,000,000 (if only a single drug candidate is approved for one indication) to $49,500,000 (if all drug candidates are approved for all indications) under the Company's existing license agreements. In addition, beginning in 1998 the Company is required to make an annual payment ranging from $500,000 to $1,000,000 to maintain the exclusivity of it's license for one of it's drug candidates beginning in 1998.

                        TRIANGLE PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  Avid Acquisition

    On August 28, 1997 ("the Closing Date"), the Company acquired Avid Corporation ("Avid"), a private, antiviral pharmaceutical company. Pursuant to the merger agreement, Triangle issued 400,000 shares of common stock for all outstanding shares of Avid and agreed to issue up to 2,100,000 additional shares of common stock contingent upon the attainment of certain development milestones of Avid's compounds. The 400,000 shares issued had an aggregate fair market value of approximately $8,117,500 and direct transaction costs were approximately $1,100,000. The total purchase price of $9,217,500 has been allocated to the assets purchased and liabilities assumed based on their respective values. In connection with the acquisition, the Company incurred a non-recurring charge of $11,261,150 for acquired in-process research and development as it assumed operating and other liabilities of Avid totaling $1,250,000 and certain development liabilities totaling approximately $1,000,000. Each option under Avid's stock option plans and each warrant to purchase Avid stock outstanding at the closing was converted into the right upon exercise to receive that portion of the merger consideration that would have been received had such option or warrant been exercised immediately prior to the merger. The merger is being accounted for as a purchase and the operating results of Avid have been included from the date of acquisition.

    The issuance of any of the 2,100,000 contingent shares of the Company's common stock will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. The amount recorded will be the fair market value of the common stock issued at the time the contingency is resolved.

    Avid's principal assets consist of worldwide license rights to a protease inhibitor (DMP-450) for the treatment of human immunodeficiency virus infection, early preclinical stage compounds for the treatment of Hepatitis B virus infection, proprietary assays to screen drug candidates for the treatment of HBV and assay technology for the potential use in screening drug candidates for the treatment of Hepatitis C virus infection.

    The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Avid had occurred at the beginning of 1996 and 1997:

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------
                                               1996               1997
                                          ---------------   ---------------
          Revenues                        $           --    $           --
                                          ---------------   ---------------
                                          ---------------   ---------------
          Net (loss)                      $  (21,066,205)   $  (30,527,921)
                                          ---------------   ---------------
                                          ---------------   ---------------
          Net (loss) per common share     $        (1.48)   $        (1.62)
                                          ---------------   ---------------
                                          ---------------   ---------------

    The pro forma net loss and net loss per share amounts for each period above include the acquired in-process research and development charge. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                        TRIANGLE PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.  Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 128"), "Earnings per Share." SFAS 128 changes the computation of net income per share from the method currently prescribed by Accounting Principles Board Opinion No. 15. The Company intends to adopt SFAS 128 for periods ending after December 15, 1997 and to restate previously reported historical information at that time. Adoption of SFAS 128 is not expected to materially affect the Company's financial statements.

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 31, 1997. The Company believes that the adoption of SFAS 130 will not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "-Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly
the results of any revisions to the   statements contained in this report to
reflect events or circumstances arising after the date hereof. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to "Triangle" and the "Company" are to Triangle Pharmaceuticals, Inc. and its wholly-owned subsidiary, Avid Corporation.

    The following should be read in conjunction with the Company's condensed consolidated financial statements.

OVERVIEW

    Triangle is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing the Company's drug candidates. The Company has not received any revenues from the sale of products, and does not expect any of its drug candidates to be commercially available for at least the next several years. As of September 30, 1997, the Company's consolidated accumulated deficit was approximately $39.3 million.

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

RESULTS OF OPERATIONS

AVID ACQUISITION

    On August 28, 1997 ("the Closing Date"), the Company acquired Avid Corporation ("Avid"), a private, antiviral pharmaceutical company. Pursuant to the merger agreement, Triangle issued 400,000 shares of the Company's common stock for all outstanding shares of Avid and agreed to issue up to 2,100,000 additional shares of common stock contingent upon the attainment of certain development milestones of Avid's compounds. The 400,000 shares issued had an aggregate fair market value of approximately $8,117,500 and direct transaction costs were approximately $1,100,000. The total purchase price of $9,217,500 has been allocated to the assets purchased and liabilities assumed based on their respective values. In connection with the acquisition, the Company incurred a non-recurring charge of $11,261,150 for acquired in-process research and development as it assumed operating and other liabilities of Avid totaling $1,250,000 and certain development liabilities totaling approximately $1,000,000. Each option under Avid's stock option plans and each warrant to purchase Avid stock outstanding at the closing was converted into the right upon exercise to receive that portion of the merger consideration that would have been received had such option or warrant been exercised immediately prior to the merger. The merger is being accounted for as a purchase and the operating results of Avid have been included from the date of acquisition.

    The issuance of any of the 2,100,000 contingent shares of the Company's common stock will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. The amount recorded will be the fair market value of the common stock issued at the time the contingency is resolved.

    Avid's principal assets consist of worldwide license rights to a protease inhibitor (DMP-450) for the treatment of human immunodeficiency virus ("HIV") infection, early preclinical stage compounds for the treatment of Hepatitis B virus ("HBV") infection, proprietary assays to screen drug candidates for the treatment of HBV and assay technology for the potential use in screening drug candidates for the treatment of Hepatitis C virus infection.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    The Company had total interest income of $1,086,993 for the three months ended September 30, 1997, compared to $224,797 for the same period in 1996. The increase in interest income is due primarily to an increase in investments associated with financing activities. See "--Liquidity and Capital Resources."

    There were no license fees for the three months ended September 30, 1997, compared to $494,397 for the same period in 1996. The decrease is due to the absence of any new license agreements executed by the Company during the three month period ended September 30, 1997. The amount in the prior year relates to one of the Company's license agreements.

    Purchased research and development totaled $11,261,150 for the three months ended September 30, 1997 which relates to the Company's acquisition of Avid on August 28, 1997. The amount represents a non-recurring charge for in-process research and development technology.

    Development expenses totaled $6,568,629 for the three months ended September 30, 1997, compared to $1,270,731 for the same period in 1996. The increase is due to the expansion of the Company's drug development activities. Development expenses for the three month period ended September 30, 1997 consisted primarily of expenses for development work relating to drug synthesis, clinical trials, compensation expenses, toxicology studies, and preclinical testing of the Company's drug candidates. During the same period the Company also recognized non-cash charges of $11,234 relating to the amortization of deferred consulting expenses. Development expenses were reduced by approximately $202,000 relating to the reimbursable development expenses by the licensor under the agreement for one of the Company's drug candidates. Development expenses for the three months ended September 30, 1996 consisted primarily of expenses related to the preclinical testing of certain of the Company's drug candidates. During the same period the Company also recognized non-cash charges of $18,808 relating to the amortization of deferred consulting expenses. The Company expects its development expenses to continue to increase substantially in the future as the Company continues to expand its drug development activities, including preclinical testing and clinical trials. In addition, the Company's acquisition of rights to additional drug candidates, like DMP-450, will increase significantly the Company's development expenses.

    General and administrative expenses totaled $1,471,220 for the three months ended September 30, 1997, compared to $998,528 for the same period in 1996. General and administrative expenses for the three months ended September 30, 1997, consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services and included non-cash charges of $25,544 related to the amortization of deferred compensation expenses. The increase in general and administrative expenses compared to the three months ended September 30, 1996, is comprised primarily of increases in compensation expense, rent expenses associated with office and laboratory facilities due to the hiring of additional employees and increases in professional fees due to the growth of the Company's operations. The Company expects that its general and administrative expenses will increase in future periods.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    The Company had total interest income of $2,584,183 in the nine months ended September 30, 1997 compared to $309,955 for the same period in 1996. The increase in interest income is due primarily to an increase in investments associated with financing activities. See "-Liquidity and Capital Resources."

    License fees totaled $500,000 for the nine months ended September 30, 1997 and related to the execution of the license agreement with Mitsubishi for the anti-HIV drug candidate, MKC-442. License fees totaled $3,246,226 during the same period in 1996. The decrease is due primarily to a decrease in the number of license agreements executed during the nine month period ended September 30, 1997 as compared to the same period in 1996. Future license fees may also consist of milestone payments under licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that the Company cannot predict. These factors include, among others, the success of the Company's drug development programs and the extent to which the Company acquires rights to additional drug candidates.

    Purchased research and development totaled $11,261,150 for the nine months ended September 30, 1997, and relates to the Company's acquisition of Avid on August 28, 1997. The amount represents a non-recurring charge for in-process research and development.

    Development expenses totaled $13,262,108 for the nine months ended September 30, 1997, compared to $2,613,322 for the same period in 1996. Development expenses consisted primarily of expenses for development work relating to drug synthesis, clinical trials, toxicology studies and compensation expenses. The Company also recognized non-cash charges of $33,647 related to the amortization of deferred consulting expenses. The increase in development expenses relates to the expansion of drug development activities. Development expenses were reduced by approximately $1,168,000 relating to the reimbursable development expenses by the licensor under the agreement for one of the Company's drug candidates. The Company expects its development expenses to continue to increase substantially in the future as the Company continues to expand its drug development activities, including preclinical testing and clinical trials. In addition, the Company's acquisition of rights to additional drug candidates, like DMP-450, will increase significantly the Company's development expenses.

    General and administrative expenses totaled $4,935,830 for the nine months ended September 30, 1997 compared to $2,488,684 for the same period in 1996. General and administrative expenses for the nine months ended September 30, 1997 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services and included non-cash charges of $91,818 related to the amortization of deferred compensation expenses. The increase in general and administrative expenses compared to the nine months ended September 30, 1996, is comprised primarily of increases in compensation expense, rent expenses associated with office and laboratory facilities, the hiring of additional employees and increases in professional fees. The increase is due primarily to the growth of the Company's operations. The Company expects that its general and administrative expenses will increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception (July 12, 1995) through September 30, 1997 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $51,700,000, and the Company's initial public offering, which provided aggregate net proceeds to the Company totaling $42,153,664 before deducting expenses of the offering of approximately $1,100,000.

    Through September 30, 1997, the Company received approximately $2,000,000 as reimbursement of certain development expenses under an agreement for one of its drug candidates.

    As a result of the acquisition of Avid on August 28, 1997, the Company assumed operating and other liabilities of Avid totaling approximately $1,250,000 and certain development expenses totaling approximately $1,000,000, previously incurred by Avid. The Company also expects development expenses to increase as a result of its acquisition of the Avid compounds.

    At September 30, 1997, the Company's principal source of liquidity was $45,288,572 in cash and cash equivalents and $21,047,462 in short term investments which are "available for sale." At September 30, 1997, the Company had utilized $529,679 of a secured equipment lease-line facility for which the ability to borrow additional funds expired on August 9, 1997.

    The Company expects that its capital requirements will increase substantially in future periods as the Company's drug development programs expand. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements require future payments of up to $43,250,000 contingent upon the achievement of certain development milestones. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties could range from $2,000,000 (if only a single drug candidate is approved for one indication) to $49,500,000 (if all drug candidates are approved for all indications) under the Company's existing license agreements. In addition, beginning in 1998 the Company is required to make an annual payment ranging from $500,000 to $1,000,000 to maintain the exclusivity of its license to one of it's drug candidates.

    The Company believes that its existing cash and investments will be adequate to satisfy its anticipated capital requirements through June 1998. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "--Risks and Uncertainties--Future Capital Needs; Uncertainty of Additional Funding."

RISKS AND UNCERTAINTIES

    DEVELOPMENT STAGE COMPANY; UNCERTAINTY OF PRODUCT DEVELOPMENT

    Triangle was incorporated in July 1995 and accordingly has only a limited operating history upon which an evaluation of the Company's business and prospects can be based. In addition, the Company's drug candidates are all in the early developmental stage and require significant, time consuming and costly development, testing and regulatory clearances. The Company does not expect any of its drug candidates to be commercially available for at least the next several years. The successful development of any new drug, including any of the Company's drug candidates, is highly uncertain and is subject to a number of significant risks. These risks include, among others, the possibility that any or all of the Company's drug candidates will be found to be ineffective, toxic or otherwise fail to receive necessary regulatory clearances; that the drug candidates will be uneconomical to manufacture, market or will not achieve broad market acceptance; that third parties will hold proprietary rights that will preclude the Company from marketing the drug candidates; or that third parties will market equivalent or superior products. The failure of the Company's drug development programs to result in commercially viable products would have a material adverse effect on the Company.

    HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has incurred losses since its inception. As of September 30, 1997, the Company's consolidated accumulated deficit was approximately $39.3 million. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates and general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so for at least the next several years. The Company expects to incur significant additional operating losses over the next several years and expects losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company's drug development programs currently require and will in the future require substantial capital expenditures, including expenditures for preclinical testing, chemical synthetic scale up, clinical trials of drug candidates and payments to the Company's licensors. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, the costs of seeking and maintaining patent protection for the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. The Company expects that its capital requirements will increase significantly in the future.

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

    UNCERTAINTY OF PATENTS; DEPENDENCE ON PATENTS, LICENSES AND PROPRIETARY
RIGHTS

    The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent protection with respect to its drug candidates, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others and to obtain appropriate licenses to patents or proprietary rights held by third parties, both in the United States and in foreign countries. The Company has no patents in its own name and has only one patent application of its own pending, but has obtained licenses to patents, patent applications and other proprietary rights from third parties with respect to each of the Company's eight drug candidates.

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

    A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents to technologies that cover or are similar to the technologies licensed by the Company. The Company is aware of certain patent applications previously filed by and patents already issued to others that conflict with patents or patent applications licensed to the Company either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to the Company. In addition, there can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell any drug candidates that are successfully developed. United States patent applications are confidential while pending in the United States Patent and Trademark Office ("PTO"), and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents licensed to the Company and limit the ability of the Company or its licensors to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that the Company will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, the Company could be delayed in or prevented from pursuing the development or commercialization of its drug candidates, which would have a material adverse effect on the Company.

    The Company is aware of significant risks regarding the patent rights licensed by the Company relating to three of the eight compounds comprising the Company's existing drug candidate portfolio. The Company may not be able to commercialize FTC, DAPD or CS-92 for HIV and/or HBV due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or with other compounds to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC, DAPD and CS-92 to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC, DAPD and/or CS-92 in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even in the absence of an unfavorable resolution of any of these questions, the Company may attempt to obtain licenses from one or more third parties in order to reduce or eliminate the risks relating to some or all of these matters. There can be no assurance that the Company will elect to obtain any such licenses or that such licenses will be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds would have a material adverse effect on the Company.

    FTC

    FTC belongs to the same general class of nucleosides as 3TC, which has been approved in the United States by the FDA for use in combination with AZT for the treatment of HIV and by similar regulatory agencies in Europe for use in combination with other nucleoside analogues for the treatment of HIV. 3TC is currently being sold by Glaxo Wellcome plc ("Glaxo") for the treatment of HIV under a license agreement with BioChem Pharma Inc. ("BioChem Pharma"). The Company obtained its rights to purified forms of FTC under a license from Emory University ("Emory"). In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to composition of matter and methods to treat HIV and HBV with FTC. Yale University ("Yale") filed patent applications on FTC and its use to treat HBV in 1991 in the United States, and subsequently licensed its rights under those patent applications to Emory. The Company's license arrangement with Emory includes all rights under the Yale patent applications.

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

    BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat HBV with FTC. BioChem Pharma filed similar patent applications in other countries, and in January 1996 was issued a patent in the United States. The PTO has recently declared an interference between the BioChem Pharma patent and a patent application filed by Yale. There can be no assurance, however, that Yale will prevail in the interference proceeding, or that the interference proceeding will not delay the decision of the PTO regarding Yale's patent application. In addition, Emory has informed the Company that Emory intends to challenge BioChem Pharma's issued United States patent. There can be no assurance that Emory will pursue or succeed in any such proceeding. The Company cannot sell FTC for the treatment of HBV in the United States unless the BioChem Pharma patent is held invalid by a United States court or administrative body or unless the Company obtains a license from Biochem Pharma. There can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma was issued a United States patent on the use of 3TC to treat HBV and has corresponding applications pending or issued in foreign countries. If it is determined that the use of FTC to treat HBV is not substantially different from the use of 3TC to treat HBV, a court could hold that the use of FTC to treat HBV infringes these BioChem Pharma 3TC patents.

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

    Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights, which may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The Company's licensors may also have to participate in interference proceedings declared by the PTO to determine the priority of an invention, which could result in substantial cost and/or delays to the Company. As indicated above, one interference has already been declared by the PTO in connection with the FTC technology. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF and the Regents of the University of California ("Regents"), and The Dupont Merck Pharmaceutical Company ("Dupont Merck"), Emory, UGARF, the Regents and Dupont Merck are primarily responsible for any litigation, interference, opposition or other action pertaining to patents or patent applications related to the licensed technology and the Company is required to reimburse them for the costs they incur in performing these activities. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF and/or the Regents and/or Dupont Merck do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF and/or the Regents and/or Dupont Merck elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which Emory, UGARF and/or the Regents and/or Dupont Merck conduct the proceedings. Emory, UGARF and/or the Regents and/or Dupont Merck could, in any of these proceedings they elect to initiate and maintain, elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

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

    RISKS RELATED TO LICENSE AND OPTION AGREEMENTS

    The agreements pursuant to which the Company has in-licensed or obtained an option to in-license its drug candidates permit the Company's licensors to terminate the agreements under certain circumstances, such as the failure by the Company to achieve certain development milestones or the occurrence of an uncured material breach by the Company. The termination of any of these agreements could have a material adverse effect on the Company. Upon termination of the license agreements with Emory and UGARF, the Company is required to grant to Emory and UGARF a non-exclusive, royalty free license to all of the Company's interest in the licensed technology (including any improvements to the technology developed by the Company). Upon termination of the license agreement with Dupont Merck, the Company is required to transfer all approved and pending NDA's relating to DMP-450 to Dupont Merck. In addition, the license and option agreements with Emory, UGARF, the Regents and Dupont Merck provide that Emory, UGARF, the Regents and DuPont Merck are primarily responsible for any litigation, interference, opposition or other action seeking to obtain patent protection for the technology licensed to the Company, and except for litigation expenses incurred by DuPont Merck, the Company is required to reimburse them for the costs they incur in performing these activities. The Company believes that these costs as well as other costs under the license and option agreements relating to the Company's drug candidates will be substantial, and any inability or failure of the Company to pay these costs with respect to any drug candidate could result in the termination of the license or option agreement for such drug candidate.

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

    DEPENDENCE ON KEY EMPLOYEES

    The Company is highly dependent on its senior management and scientific staff, including Dr. David Barry, the Company's Chairman and Chief Executive Officer. Except for Dr. Barry, the Company has not entered into employment agreements with any of its personnel. The loss of the services of any member of its senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Retaining and attracting qualified personnel, consultants and advisors is critical to the Company's success. In order to pursue its drug development programs and marketing plans, the Company will be required to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and the Company faces competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all, and the failure to do so would have a material adverse effect on the Company. In addition, the Company relies on members of its Scientific Advisory Board to assist the Company in formulating its drug development strategy. All of the members of the Scientific Advisory Board are employed by other employers and each such member may have commitments to, or consulting or advisory contracts, with other entities that may limit his availability to the Company.

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

    LIMITED PRODUCT LIABILITY INSURANCE; INSURANCE RISKS

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

    CONCENTRATION OF STOCK OWNERSHIP; CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

    As of October 31, 1997 the Company's directors, executive officers and their respective affiliates beneficially owned approximately 45% of the Company's outstanding Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

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

    Sales of a substantial number of shares of Common Stock in the public market could also adversely affect the market price of the Common Stock. In addition, holders of approximately 11,740,000 shares of Common Stock (including shares issuable upon the exercise of outstanding warrants) are entitled to certain rights with respect to registration of such shares of Common Stock for offer or sale to the public. Any such sales may have an adverse effect on the Company's ability to raise needed capital through an offering of its equity or convertible debt securities and may adversely affect the prevailing market price of the Common Stock.

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

                        TRIANGLE PHARMACEUTICALS, INC.

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

    c.   Issuance of Unregistered Securities

    On August 28, 1997, Triangle acquired Avid Corporation, through a merger (the "Merger") of Triangle's wholly-owned subsidiary, Project Z Corporation, a Delaware corporation ("Merger Sub"), with and into Avid. The Merger was consummated on the terms set forth in an Agreement and Plan of Reorganization dated June 30, 1997, by and among Triangle, Merger Sub and Avid (the "Merger Agreement"). As a result of the Merger, Avid is now a wholly-owned subsidiary of Triangle.

    In connection with the Merger, on August 28, 1997, the Company issued to Avid's stockholders 400,000 shares of the Company's Common Stock and agreed to issue up to an additional 2,100,000 shares of its Common Stock contingent upon the attainment of certain development milestones with Avid's drug candidates. The shares of the Company's Common Stock were issued to the Avid stockholders in exchange for all outstanding capital stock of Avid. The Company also assumed all outstanding options and warrants to acquire Avid common stock. The assumed options and warrants are exercisable for the portion of the shares of the Company's Common Stock that the option or warrant holder would have received had the option or warrant been exercised immediately prior to the Merger.

    The shares issued by Triangle in connection with the Merger are restricted and may not be transferred or sold, except pursuant to a registration of the shares or an available exemption from registration. The offer and sale of the shares was made pursuant to a claim of exemption under Regulation D promulgated by the Securities and Exchange Commission or, alternatively, under Section 4(2) of the Securities Act of 1933, as amended. The Company did not use any general advertisement or solicitation in connection with the offer or sale of the shares to the Avid stockholders. The Avid stockholders represented and warranted, among other things, that they were purchasing the shares for investment only and not with a view to distribution. Less than 35 of the Avid stockholders were not "accredited investors" (as defined in Regulation D), and each of these stockholders was represented by a purchaser representative. Appropriate legends were affixed to the certificates for the shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

         *10.1     License Agreement dated as of December 18, 1996 between
                   Avid Corporation and The Dupont Merck Pharmaceutical Company.

         *10.2 First Amendment to License Agreement between Avid Corporation and The Dupont Merck Pharmaceutical Company, dated as of August 26, 1997.

          11.1     Computation of Net Loss Per Share and Pro Forma Net Loss
                   Per Share

          27.1     Financial Data Schedule

    b.   Reports on Form 8-K.

         On September 11, 1997 the Company filed a Current Report on Form 8-K dated September 11, 1997 describing the Company's acquisition of Avid Corporation.

         On November 12, 1997, the Company filed Amendment No. 1 to Current Report on Form 8-K, amending its Current Report on form 8-K filed September 11, 1997, to include financial statements of Avid Corporation and pro forma financial statements of the combined companies.


         ---------------
         *Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                        TRIANGLE PHARMACEUTICALS, INC.
                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       TRIANGLE PHARMACEUTICALS, INC.


Date:  November 14, 1997                   By:  /s/ David W. Barry
                                                  ----------------------------
                                                  David W. Barry
                                                  Chairman and Chief
                                                  Executive Officer


                                       TRIANGLE PHARMACEUTICALS, INC.


Date: November 14, 1997                    By:  /s/ James A. Klein, Jr.
                                                  ----------------------------
                                                  James A. Klein, Jr.
                                                  Chief Financial Officer
                                                  and Treasurer

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
*10.1        License Agreement dated as of December 18, 1996 between
             Avid Corporation and The Dupont Merck Pharmaceutical Company.

*10.2        First Amendment to License Agreement between Avid
             Corporation and The Dupont Merck Pharmaceutical Company, dated as of August 26, 1997.

 11.1        Computation of Net Loss Per Share and Pro Forma Net Loss
             Per Share

 27.1        Financial Data Schedule

          ------------------------
          * Certain confidential portions of this Exhibit were omitted by means
            of marking such portions with an asterisk (the "Mark").   This
            Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.