Form 10-K
period 1997-12-31
TRIANGLE PHARMACEUTICALS INC
filed 1998-03-10
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997

                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1998, was approximately $176 million. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

      The number of shares of the registrant's Common Stock outstanding as of January 31, 1998, was 20,002,338.

Documents Incorporated by Reference

      Portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference as provided in Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

      The discussion of the Company's business contained in this Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof. See "--Risks and Uncertainties" and "--Risks and Uncertainties--Special Note Regarding Forward Looking Statements." References in this Annual Report on Form 10-K to "Triangle" and the "Company" are to Triangle Pharmaceuticals, Inc. and its wholly-owned direct and indirect subsidiaries, Avid Corporation, a Pennsylvania corporation, and Avid Therapeutics, Inc., a Pennsylvania corporation (collectively, "Avid").

Overview

      Triangle is engaged in the development of new drug candidates primarily in the antiviral area, with a particular focus on therapies for the human immunodeficiency virus ("HIV"), including the acquired immunodeficiency syndrome ("AIDS"), and the hepatitis B virus ("HBV"). Triangle has an existing portfolio consisting of eight licensed drug candidates and one drug candidate for which the Company has an option to acquire a license. Members of the Company's senior management, prior to joining Triangle, played instrumental roles in the development of several leading antiviral therapies. The Company is capitalizing on its management team's expertise in the identification, clinical development and commercialization of drug candidates, as well as on advances in virology and immunology, to develop and commercialize new drug candidates that can be used alone or in combination ("coactively") to treat serious diseases.

      The treatment of HIV infection using coactive therapy has shown significant clinical benefits, including reducing virus levels and increasing patient longevity. The Company was founded based in part on its management team's belief that the prolonged use of coactive therapy will generate demand for new anti-HIV drugs with favorable resistance, compliance and/or tolerance profiles. The Company believes the use of anti-HIV drugs will increase because
(i) the use of multiple drugs by individual patients on coactive therapy will continue to increase, (ii) significant numbers of previously untreated patients will seek medical care as the benefits of coactive therapy become more widely understood and (iii) patient longevity will continue to increase and thus lengthen the duration of drug therapy.

      The Company believes that certain other serious diseases, such as hepatitis and cancer, may also be effectively treated with coactive therapy. Currently, the most common treatment for HBV infection involves therapy with a single drug, which is administered by injection, is not always successful in controlling the virus and is associated with significant side effects. The Company believes that this virus, like HIV, due to its complexity and demonstrated ability to develop resistance to therapeutic agents, may be more effectively and safely treated with coactive therapy. Additionally, the Company believes that there is a significant need to develop drugs for the treatment of cancer because of the limited clinical benefits offered by many of the current treatments, particularly in those patients with advanced (metastatic) disease.

      Triangle is actively developing the following drug candidates which it believes have the potential to become valuable tools in the coactive treatment of serious diseases:

Drug Candidates to Treat HIV

      MKC-442. A nucleoside analogue which functions as a non-nucleoside reverse transcriptase inhibitor, MKC-442 interferes with the early stages of HIV replication and readily penetrates the central nervous system in animals, which is an important reservoir of HIV infection. In ongoing Phase I/II studies, MKC-442 has produced clinically significant antiviral responses and has generally been well tolerated. Triangle recently initiated the first in a series of pivotal Phase II/III studies where MKC-442 will be used in combination with other anti-HIV therapies.

      DMP-450. A protease inhibitor acquired by Triangle in late 1997 through the acquisition of Avid, DMP-450 has demonstrated potent in vitro activity against HIV and was generally well tolerated in a Phase I study. Triangle reinitiated Phase I trials with DMP-450 in January 1998.

Drug Candidate to Treat HBV

      L-FMAU. A nucleoside analogue, L-FMAU is a recent addition to Triangle's portfolio and has demonstrated potent activity against a hepatitis virus in naturally infected woodchucks (a disease state closely resembling that of hepatitis B in humans), both during the course of treatment and for a period of up to 36 weeks following treatment. Triangle intends to conduct preclinical studies with L-FMAU in 1998.

Drug Candidates to Treat HIV and HBV

      FTC. A nucleoside analogue, FTC has been shown to be a potent inhibitor in vitro of both HIV and HBV replication. Against HIV, preclinical studies have demonstrated that FTC is consistently more potent than 3TC (lamivudine), which is a member of the same nucleoside series as FTC. Triangle is completing Phase I/II studies of FTC in the treatment of HIV infection and intends to commence later stage trials based on coactive therapy by the end of 1998. Against HBV, FTC has demonstrated activity as potent as 3TC in vitro as well as in studies with the woodchuck hepatitis model. Triangle intends to initiate Phase I clinical trials with FTC for the treatment of HBV in 1998.

      DAPD. A purine dioxolane nucleoside, Triangle believes that DAPD is the only drug candidate in its nucleoside series that is currently being developed for the treatment of viral diseases. Against HIV, the Company believes that, because of its unique structure and pharmacological properties, DAPD may offer advantages over other currently marketed nucleosides. Against HBV, DAPD has demonstrated activity as potent as 3TC in vitro as well as in studies with the woodchuck hepatitis model. Triangle intends to initiate Phase I clinical trials with DAPD in late 1998 or early 1999.

Drug Candidate to Treat Cancer

      Alanosine. An amino acid analogue, the Company believes that alanosine can selectively target cancer cells with a particular enzyme deficiency by inhibiting the synthesis of a molecule necessary for cellular growth. The deficiency of this particular enzyme (MTAP) occurs in up to 30% of non-small cell lung cancers and in up to 75% of certain severe primary brain tumors. Triangle is currently conducting Pilot Phase II efficacy studies with alanosine.

      The Company believes that certain of its drug candidates may meet the criteria established by the United States Food and Drug Administration ("FDA") for accelerated approval. If so, the Company may be able to commercialize these drug candidates in a shorter time period than has historically been required for drugs that do not meet the criteria for accelerated approval. There can be no assurance, however, that any of the Company's drug candidates will qualify for accelerated approval or be approved in a time period that is shorter than would be historically expected. See "--Government Regulation."

      Triangle intends to maintain a limited corporate infrastructure that is focused on drug development. The Company does not intend to engage in basic drug discovery, thereby avoiding much of the significant investment of time and capital that is generally required before a compound is identified and brought to clinical trials. The Company intends to use its expertise to perform internally what it believes are the most critical aspects of the drug development process, such as the design of clinical trials and the optimization of drug synthesis. The Company out-sources many aspects of the conduct of clinical trials and the manufacture of drug substance to carefully selected third parties. The Company believes that the high concentration of major prescribers of anti-HIV and cancer therapies in the United States will enable the Company to promote most drug candidates that are successfully developed to these prescribers through a small, direct sales force. The Company does not currently have a sales force.

      Triangle is a development stage company, has not received any revenues from the sale of products, and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of December 31, 1997, the Company's accumulated deficit was approximately $49.6 million and the Company had utilized approximately $40.0 million of cash. There can be no assurance that the Company will ever achieve profitable operations or generate positive cash flow.

      The Company was incorporated in Delaware in July 1995. The Company's principal executive offices are located at 4 University Place, 4611 University Drive, Durham, North Carolina 27707, and its telephone number is (919) 493-5980.

Strategy

      Triangle's goal is to create a portfolio of commercialized drugs primarily for antiviral and anticancer therapies. The Company seeks to achieve its goal through the following strategies:

      Focus on Viral Diseases and Cancer. The expertise of Triangle's management team lies in identifying, developing and commercializing drugs for the treatment of viral diseases and cancer. The Company is targeting the viral disease and cancer markets because the Company believes the significant unmet medical need and the rapid pace of scientific advances occurring in the treatment of these diseases give these significant markets attractive growth potential. The Company also believes that the relatively high concentration of prescribers that treat HIV and cancer will enable the Company to promote most drug candidates it successfully develops to these prescribers through a small, specialized direct sales force.

      Apply Selective Criteria to Drug Candidates. In evaluating drug candidates for its product development programs, the Company seeks to in-license drug candidates for which favorable preclinical, and where possible, clinical data already exist. The Company uses its expertise to identify drug candidates that it judges to have attractive preclinical profiles. In addition, the Company prefers, where practical, to in-license drug candidates that have either undergone some testing in humans (e.g., FTC, DMP-450 and alanosine) or share characteristics with drugs that are currently approved for use in humans (e.g., 2-CdAP). The Company intends to apply these selection standards where feasible in evaluating potential drug candidates for in-licensing.

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

      Develop Drugs for Use in Coactive Therapy. Coactive therapy is currently a common method to treat certain cancers and the Company believes that it is becoming an increasingly accepted method to treat viral diseases such as HIV infection. The Company seeks to identify and develop drug candidates for use in coactive therapy that have resistance, compliance and/or tolerance profiles that are complementary to the profiles of existing drugs. In addition, in contrast to the competitive marketing of single drug regimens, the Company believes that any drug it develops as part of a coactive regimen will benefit from the promotional efforts of the marketers of the other drugs in the regimen.

      Focus on Small Molecule Drugs. Members of the Company's management team are well known for their successful development of and expertise in small molecule drugs generally, and nucleosides in particular. Small molecule drugs have several advantages over large molecule drugs such as proteins, polypeptides and polynucleotides. For example, they are often simpler to scale-up and manufacture than large molecule drugs. Furthermore, small molecule drugs are more likely to be orally bioavailable, a significant advantage in treating long-term chronic illnesses where patients prefer not to be subjected to injections over extended periods of time.

      Strategically Out-Source Routine Aspects of Drug Development. Triangle intends to maintain a limited corporate infrastructure that is focused on drug development. Much of the drug development process consists of routine elements that can be out-sourced to high quality, high capacity contractors. As a result, the Company intends to focus on the aspects of drug development that require particular expertise. For example, the Company intends to concentrate on the design of clinical trials and the optimization of drug synthesis and to out-source many aspects of the conduct of clinical trials and the manufacture of drug substance. The Company believes this strategy will enable it to respond rapidly to certain changing events, such as clinical trial results and the availability of funds, by increasing or decreasing expenditures on particular drug development projects or by shifting the Company's emphasis among projects.

Product Development Programs

      The Company is currently focused on the development of drugs for the treatment of viral diseases to take advantage of the opportunities presented by the increasing use of coactive therapy. The Company believes that coactive therapy is now recognized as the most effective available method to treat HIV and AIDS, and is being used increasingly in the United States and Western Europe. The Company also believes that HBV, due to its complexity and demonstrated ability to develop resistance to therapeutic agents, may also be more effectively treated with coactive therapy. Additionally, the Company believes that there is a significant opportunity to develop drugs for the treatment of cancer because of the limited clinical benefits offered by many of the current treatments.

      The Company performs a variety of tests when evaluating a drug candidate that are designed to evaluate the potential activity, resistance profile and toxicity of the drug candidate. For example, anti-HIV drug candidates are tested in the Company's laboratories against both laboratory and clinical strains of HIV in several cell lines, individually and in combination with other compounds. In addition, other resistance and toxicity tests are sometimes performed on behalf of the Company by carefully selected third parties.

         The following table summarizes the target indications, current development status and license territory of each of Triangle's drug candidates:

-----------------------------------------------------------------------------------------------------------------
      Drug Candidate (1)                Indication                     Status (2)                 Territory (3)
-----------------------------------------------------------------------------------------------------------------
MKC-442                                    HIV                        Phase II/III              Worldwide, except
                                                                                                      Japan
Alanosine                            Brain, Lung and                 Pilot Phase II                 Worldwide
                                      other Cancers
FTC                                    HIV and HBV                   Phase I/II (4)                 Worldwide
2-CdAP                                  Psoriasis                      Phase I/II                   Worldwide
DMP-450                                    HIV                           Phase I                    Worldwide
L-FMAU                                     HBV                         Preclinical              Worldwide, except
                                                                                                      Korea
DAPD                                   HIV and HBV                     Preclinical                  Worldwide
CS-92                                      HIV                    Pilot Phase I/II (5)              Worldwide
Acyclovir                      Resistant Herpes and                  Preclinical (5)                Worldwide
  Monophosphate                   Herpes Labialis
-----------------------------------------------------------------------------------------------------------------

(1) The Company has licensed all drug candidates except alanosine, for which it has acquired an option to obtain a license. See "--License, Option and Other Material Agreements."

(2) "Preclinical" indicates potency, pharmacology and/or toxicology testing of a drug candidate in animal models or biochemical or cell culture systems. "Phase I" indicates that a drug candidate is being tested at a very early stage in humans for preliminary safety and pharmacologic profile in a limited patient population. "Phase I/II" indicates that a drug candidate is being tested at an early stage in humans for safety, pharmacologic profile and preliminary indications of efficacy in a limited patient population. "Phase II" indicates that a drug candidate is being tested in humans for safety, efficacy and, in some cases, optimal dosage in a limited patient population. "Phase II/III" indicates that a drug candidate is being tested in humans for safety and efficacy in an expanded patient population at geographically dispersed clinical sites. "Pilot" when used herein to describe a clinical trial means a clinical trial conducted with a small number of patients. See "--Government Regulation."

(3) Indicates the geographic territory in which the Company has licensed, or has an option to acquire a license to, the right to commercialize products under the applicable license or option agreement. The Company's ability to commercialize products in each country in the licensed territory may be limited by proprietary rights of third parties other than the Company's licensors. See "--Patents and Proprietary Rights."

(4) The Company is currently conducting clinical trials with FTC only for HIV. See "--Viral Disease Program--HIV--Development Status--FTC" and "--Viral Disease Program--HBV--Development Status--FTC."

(5) In order to focus financial and human resource support on drug candidates which it believes have the greatest potential, the Company has elected to limit the current support of CS-92 to the completion of the ongoing clinical trial and of Acyclovir Monophosphate to the completion of the current preclinical tests. Should circumstances warrant, investment in the further development of these drug candidates may be made in the future. See "--Viral Disease Program--HIV--Development Status--CS-92" and "--Viral Disease Program--Herpes Simplex Virus--Development Status of Acyclovir Monophosphate."

Viral Disease Program

      HIV

      Background. The World Health Organization ("WHO") estimates that through 1997, 29.5 million people worldwide were living with HIV or AIDS. It is generally believed that, in the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, which currently has a fatality rate approaching 100%.

      It is currently believed that a key factor in how quickly a person infected with HIV develops AIDS is the amount of HIV in the body at any one time (the "viral load" or "viral burden"). The failure of vaccines and other immunotherapy to control the virus has led current researchers to focus on halting HIV replication and reducing viral load by blocking one or both of two key enzymes required for viral replication.

      The first enzyme, reverse transcriptase, is active early in the replication cycle and allows the virus, which is made of RNA, to transform to its DNA form necessary for continued replication. This enzyme can be inhibited by two general classes of drugs defined both by their structure as well as their mechanism of action. The first general class, nucleoside analogue reverse transcriptase inhibitors such as AZT, ddI, ddC, d4T and 3TC, bears a strong chemical resemblance to the natural building blocks (nucleotides) of DNA and interferes with the function of the enzyme by displacing the natural nucleotides used by the enzyme. The second general class, non-nucleoside reverse transcriptase inhibitors such as nevirapine and delavirdine, is composed of an extremely diverse group of chemicals that act by attaching to the reverse transcriptase enzyme and modifying it so that it functions less efficiently. The second enzyme, protease, is required to permit full virus maturation. Inhibitors of this enzyme are represented by such drugs as saquinavir, ritonavir, indinavir and nelfinavir.

      The genetic material responsible for the production of both enzymes is extremely prone to mutations that can produce resistance to drugs targeted at these enzymes. If antiviral therapy does not halt all viral replication, natural selection allows the mutant strains of virus that are resistant to the drug the patient is receiving to continue to replicate. Depending upon the particular mutations that occur, these virus strains may be resistant to only one of the drugs used in therapy or may be resistant to some or all of the drugs in the same chemical or functional class. This latter phenomenon is known as cross-resistance.

      Initially, HIV was treated only with AZT, a nucleoside analogue reverse transcriptase inhibitor, which was first introduced in 1987. Three other nucleoside analogues--ddI, ddC and d4T--were introduced to the market in the late 1980's. These drugs, when used alone, provided only short-term clinical benefit, were sometimes toxic and were often considered expensive relative to their clinical benefits. As a result, the use of anti-HIV therapy was limited and market penetration was low (less than 25% of the infected population in the United States).

      More recently, clinical research in HIV has been facilitated by the introduction in the mid-1990's of tests that can reliably determine the viral load in the blood at any given time. As a result, it is now possible to rapidly evaluate potential therapeutic agents and combinations of agents and to determine accurately the potency and resistance profiles of these agents. This has led to the accelerated development of a number of new therapeutic agents and their use in coactive therapy. The use of coactive therapy, including combinations of protease inhibitors with one or two reverse transcriptase inhibitors, has demonstrated significant therapeutic benefit, sometimes rendering the virus undetectable in the blood of certain patients for up to two years to date. Additional combinations may be possible as new therapeutic agents are developed.

      In spite of these significant advances, numerous challenges remain in the treatment of HIV. In the absence of a cure, the disease is lifelong. Although coactive therapy has demonstrated the ability to markedly slow resistance development, resistant mutants are already being identified to several of the drugs currently used during the course of coactive therapy studies, and cross-resistance among many agents, including protease inhibitors, is being increasingly recognized. Present coactive treatments are also often complex and expensive (published reports indicate the cost per patient per year can exceed $13,000). Adverse reactions to many of the drugs used in coactive therapy are common and may limit compliance or even preclude use in some patients. Even brief instances of non-compliance can reduce or eliminate the ability of the combination therapy to suppress the virus, and may thus accelerate the development of resistance. The Company believes that these challenges present an opportunity to develop additional drugs that have attractive safety, pharmacokinetic and/or resistance profiles.

      Development Status. The Company has a portfolio of five drug candidates for the treatment of HIV: MKC-442, FTC, DMP-450, DAPD and CS-92. Triangle's portfolio includes at least one drug candidate in each of the three classes of drugs currently approved for the treatment of HIV. Four are reverse transcriptase inhibitors, although one of these (MKC-442) functions as a non-nucleoside reverse transcriptase inhibitor, and one (DMP-450) is a protease inhibitor.

      MKC-442. The Company is currently conducting pivotal Phase II/III clinical trials in Europe with MKC-442 in coactive regimens in HIV-infected patients to demonstrate safety and efficacy as measured by viral load. Triangle intends to use these trials as part of the basis of regulatory filings in the United States and other countries. Triangle has licensed from Mitsubishi Chemical Corporation ("Mitsubishi") rights to MKC-442 worldwide, except in Japan, for the treatment of HIV.

      MKC-442, although a nucleoside analogue, functions as a non-nucleoside reverse transcriptase inhibitor. Preclinical tests suggest that MKC-442 may possess characteristics that address several of the therapeutic challenges of HIV. When tested in cell culture assay systems against wild-type (drug-sensitive) and several mutant strains of HIV known to be resistant to established non-nucleoside reverse transcriptase inhibitors, MKC-442 retained much of its ability to inhibit HIV replication. In these studies, MKC-442 displayed greater potency than nevirapine against wild-type and mutant strains of HIV. Preclinical studies of MKC-442 in two-drug combinations with AZT and ddI and in two-drug and three-drug combinations with certain nucleoside analogue reverse transcriptase inhibitors and protease inhibitors suggest that MKC-442 may work well in coactive therapy.

      Studies in animals suggest a favorable safety and pharmacokinetic profile for MKC-442. Animal pharmacokinetic analyses showed good oral bioavailability and excellent penetration into the central nervous system, a significant site of HIV replication that is poorly penetrated by many currently marketed anti-HIV drugs. In rats, for example, the concentration of MKC-442 in the brain was 100% of that seen in the plasma.

      A Phase I study conducted by the Company evaluated the pharmacokinetics and tolerance of single escalating doses of MKC-442 in HIV-infected volunteers. The compound was generally well tolerated, with only a few participants experiencing minor adverse effects at the higher dose levels. In the groups receiving higher doses, concentrations of the drug in the plasma reached levels much higher than the levels required to suppress 90% of the virus in culture.

      The Company has also released preliminary data from an ongoing Phase I/II double-blind, placebo- controlled trial designed to evaluate the safety and efficacy of repeated multiple oral doses of MKC-442 in HIV-infected patients. To date, a total of 49 patients have been treated with MKC-442 for up to two months. Doses ranging from 100 mg to 1000 mg twice a day were given to groups of six to eight patients at each dosage level. At the highest doses tested (750 mg and 1000 mg twice a day), the viral load was reduced by an average of 96% in all patients after one week. This reduction was mostly sustained at two weeks whereafter it was followed by a gradual increase in viral load from the nadir towards baseline levels. A single point mutation at position 103 of the reverse transcriptase that may be associated with resistance was found in the virus obtained from some patients. To date, in over 308 patient-weeks of drug exposure, MKC-442 has been well tolerated and only five patients (one at 100 mg twice a day, one at 750 mg twice a day and three at 1000 mg twice a day) have experienced a rash.

      Pharmacokinetic drug interaction studies with protease inhibitors and other agents are currently ongoing under an IND. The Company is currently conducting pivotal Phase II/III clinical trials of MKC-442 in coactive regimens at a dose of 750 mg twice a day in Europe under the United States
Investigational New Drug Application ("IND").

      FTC. The Company is completing Phase I/II clinical trials with FTC for the treatment of HIV. Triangle has licensed worldwide rights to FTC for the treatment of HIV and HBV from Emory University ("Emory").

      FTC is a member of the same nucleoside series as 3TC. In vitro studies have demonstrated that FTC is consistently more potent than 3TC against HIV and is a potent antiviral agent against HIV strains obtained from a geographically diverse set of HIV-infected patients. In vitro studies have also shown that FTC shares cross-resistance patterns with 3TC. The most common resistance mutation to these two agents also reverses resistance of the virus to AZT in some cases.

      The pharmacokinetics and metabolism of FTC have been investigated in animal studies that demonstrated that FTC was cleared rapidly from the bloodstream over all doses studied and had good oral bioavailability. FTC was also well tolerated. Mild anemia in mice was seen only at extremely high doses (3000 mg/kg/day).

      A Phase I single dose study evaluated the pharmacokinetics and tolerance of FTC in 12 HIV-infected volunteers. The volunteers received six single oral doses of FTC at six day intervals ranging from 100 mg to 1200 mg. FTC was well tolerated by all subjects in the dose range studied. FTC was absorbed rapidly into the blood stream following oral administration and was excreted primarily through the kidneys. While food intake slightly decreased the rate of absorption, it did not affect overall oral bioavailability. The absorption, metabolism and excretion of FTC were generally consistent among the subjects.

      Triangle recently released initial data from an ongoing Phase I/II clinical trial of FTC. The first two dose levels of the Phase I/II trial were administered to ten HIV-infected volunteers to assess pharmacokinetics, safety and antiviral efficacy over a 14-day dosing period. This brief duration was chosen to minimize the risk of resistance development which can occur when anti-HIV drugs are used as monotherapy. This period, however, allows preliminary assessment of the tolerance and efficacy of the drug candidate. The preliminary results indicated that FTC significantly reduced plasma HIV-1 RNA viral load at the first two dose levels of 25 mg twice a day and 200 mg once a day. At the dose of 25 mg twice a day, HIV-1 RNA in plasma in all five patients was reduced from baseline (4.2 log10) by an average of 96% (1.4 log10) at day 14. At the higher dose of 200 mg once a day, HIV-1 RNA in plasma from all five patients was reduced from baseline (4.7 log10) by an average of 99% (2.03 log10) at day 14. FTC was generally well tolerated in these ten patients. The degree of viral suppression was very consistent among patients within a given dosage group.

      DMP-450. DMP-450 is currently in Phase I pharmacokinetic and tolerance studies in the United States and Europe. Triangle obtained worldwide license rights to DMP-450 through its acquisition of Avid in 1997. See "--License, Option and Other Material Agreements--The DuPont Merck Pharmaceutical Company and Avid Corporation."

      DMP-450 is a potent, selective inhibitor of the HIV-1 protease that belongs to a novel chemical class, the cyclic ureas. In preclinical laboratory tests, DMP-450 showed a dose-dependent inhibition of HIV replication in three different cell types and reduced the yield of virus by more than 99.9% at concentrations as low as 0.5 uM. Resistance to the compound is conferred by the 82 or 84 mutation, consistent with mutations observed with several other protease inhibitors. In two-drug in vitro combination studies with nucleoside analogue reverse transcriptase inhibitors, such as AZT and ddI, and with MKC-442, which functions as a non-nucleoside reverse transcriptase inhibitor, DMP-450 showed a synergistic antiviral effect. Toxicology studies of three-month duration have been completed in rats and dogs.

      Data from a Phase I study conducted by The DuPont Merck Pharmaceutical Company ("DuPont Merck") showed that DMP-450 was generally well tolerated following single oral doses that ranged from 60 mg to 1250 mg in normal, healthy male volunteers for up to four days. A Phase I/II trial initiated by Avid and ongoing at the time of the acquisition of Avid by Triangle was put on clinical hold by the FDA in October 1997 because of the FDA's concerns regarding the toxicity observed in some animals exposed to extremely high doses of DMP-450. The patients in the Phase I/II study were administered oral doses that ranged from 500 mg to 750 mg three times a day and experienced no significant adverse reactions. Following extensive discussions between Triangle and the FDA, a Phase I pharmacokinetic study in the United States and a Phase I safety and tolerance study in Europe were initiated in January 1998.

      DAPD. Triangle currently intends to initiate Phase I clinical trials with DAPD for the treatment of HIV in late 1998 or early 1999. Triangle has licensed worldwide rights to DAPD for the treatment of HIV and HBV from Emory and the University of Georgia Research Foundation, Inc. ("UGARF").

      DAPD is a member of a different nucleoside series from FTC and CS-92. The Company believes that DAPD is the only purine dioxolane nucleoside that is currently being developed for the treatment of viral diseases and that it may offer advantages over several nucleosides from other series that are already on the market because of its unique structure and pharmacological properties. In vitro studies indicate that DAPD inhibits the growth of HIV at submicromolar levels and is synergistic in combination with a number of other anti-HIV drugs. HIV strains that are resistant to AZT, 3TC or FTC are not cross-resistant to DAPD. Pharmacokinetic studies have been completed in animals and demonstrated that DAPD is rapidly converted to dioxolane guanosine ("DXG"), the active anti-HIV agent. Preliminary analyses of these pharmacokinetic studies indicate that DXG serum concentrations decline with a terminal half-life ranging from approximately two to eight hours. The analysis of several urine samples from this study indicate the presence of DXG with no other metabolites detected.

      CS-92. Triangle is currently conducting a Pilot Phase I/II clinical trial of CS-92 in Europe. The Company has licensed worldwide rights to CS-92 for the treatment of HIV from Emory and UGARF.

      CS-92 is a member of the same nucleoside series as AZT and has been extensively studied in various preclinical assays. In vitro studies have demonstrated unexpected synergy with AZT by mechanisms which have not yet been fully characterized. In animal studies, CS-92 demonstrated a lack of systemic toxicity compared to AZT, reasonable bioavailability and conversion of a significant portion of the administered dose of CS-92 to AZT. Interim results of the Company's ongoing Pilot Phase I/II clinical trial with CS-92 administered as monotherapy have similarly shown little toxicity, but no significant conversion of CS-92 to AZT nor any substantial lowering of the viral load with doses administered to date. The current clinical trial is limited to determining whether combination therapy with AZT will produce a substantial lowering of the viral load as a result of synergy between the two agents.

      In order to focus financial and human resource support on drug candidates which it believes have the greatest potential, the Company has elected to limit the current support of CS-92 to the completion of this ongoing clinical trial. Pending evaluation of the results of this clinical trial, investment in the further development of this drug candidate may be made in the future.

      HBV

      Background. HBV is the causative agent of both the acute and chronic forms of hepatitis B, a liver disease that is a major cause of illness and death throughout the world. HBV can lead to cirrhosis and cancer of the liver. In the United States approximately 300,000 people become acutely infected each year and approximately one million people currently are chronic HBV carriers. Of these, as many as 5,000 die each year as a result of the consequences of this liver damage. Worldwide, over 300 million people are chronically infected. Presently, there are over 120 million carriers of HBV in Asia, of whom one-fourth may develop serious illnesses such as cirrhosis and liver cancer. Of these, between
1.0 million and 2.0 million die each year.

      Vaccines are currently available that can prevent the transmission of HBV; however, they have no activity in those already infected with the virus. Interferon, approved for the treatment of HBV, is administered by injection, is not always successful in controlling the virus and is associated with significant side-effects, the most common being severe flu-like symptoms. While a few compounds under development may have some activity in the treatment of HBV infection, the Company believes it is likely that additional drugs will be necessary to effectively treat the disease. For example, clinical trials with 3TC to date have shown good tolerance and effective suppression of HBV replication during the course of treatment. However, virus replication usually returns after a six to 12 month course of therapy has been completed. Studies of more prolonged therapy are in progress, but antiviral resistance has already been observed with certain patients.

      The Company believes that HBV, like HIV, may be treated more effectively with combination therapy. Therefore, even if other drugs are approved for the treatment of HBV, the Company believes there will still be a need for additional safe and effective oral therapies for chronic HBV that can be used in coactive therapies.

      Development Status. The Company is developing three compounds for the treatment of HBV, two of which, FTC and DAPD, are also being developed for the treatment of HIV.

      FTC. The Company currently intends to initiate Phase I clinical trials with FTC for the treatment of HBV in 1998. Some of the development activities the Company plans to undertake with FTC for the treatment of HIV will also be used by the Company in its development of FTC for the treatment of HBV. See "--HIV--Development Status--FTC."

      FTC has been shown to be a potent inhibitor in vitro of HBV replication, and is synergistic in vitro in combination with several types of interferons approved for the treatment of HBV. The anti-hepatitis activity of FTC has been demonstrated in a chimeric mouse model and against woodchuck hepatitis virus ("WHV") in naturally infected woodchucks. The hepatitis infection of the woodchuck results in a disease state closely resembling that found in humans infected with HBV. In the woodchuck model, at doses above 3 mg/kg all treated animals had significantly reduced levels of WHV DNA in their blood. One week after treatment was stopped, WHV levels returned to pretreatment levels, as is seen with 3TC.

      L-FMAU. Triangle currently plans to initiate 90-day toxicology studies with L-FMAU in 1998. The Company has licensed from Bukwang Pharm. Ind. Co., Ltd. ("Bukwang") rights to L-FMAU worldwide, except in Korea, for all human antiviral applications.

      L-FMAU is a pyrimidine nucleoside analogue that has been shown to be a potent inhibitor of HBV replication in vitro, having an EC50 value ranging from
0.02 uM to 0.15 uM with a mean of 0.08 uM. Pharmacokinetic studies with L-FMAU have been performed in adult woodchucks and in rats and showed favorable oral bioavailability. At a 25 mg/kg dose of L-FMAU given to woodchucks, oral bioavailability ranged from 19% to 29%. The bioavailability of LFMAU in rats was 59% to 64%. The pharmacokinetics of L-FMAU in these animal studies were independent of dose over a range of 10 mg/kg to 50 mg/kg.

      The in vivo efficacy of L-FMAU has been demonstrated in woodchucks chronically infected with WHV who were treated at varying doses for four weeks. Within seven days of initial treatment, a greater than 1000-fold reduction in serum WHV DNA was observed, and at all but the lowest dose, the WHV DNA became undetectable shortly thereafter. In a subsequent study where L-FMAU was given at a dose of 10 mg/kg for 12 weeks, the virus did not return in the majority of animals for prolonged periods after the cessation of dosing. Molecular evidence of viral infection in the liver could no longer be detected between four and 12 weeks after treatment and remained undetectable for the entire 36-week post-treatment observation period.

      The toxicity of L-FMAU has been evaluated in three studies in woodchucks and in a 30-day study in mice. Liver biopsies taken from woodchucks at the end of the 12-week exposure to L-FMAU were normal. There were no effects on body weight and no overt indications of toxicity attributable to L-FMAU during or up to one year after treatment. In mice, a 30-day preliminary toxicity study with L-FMAU administered orally at 10 mg/kg and 50 mg/kg twice a day for one month did not show any apparent toxicity or decreased body weights.

      DAPD. The Company currently intends to initiate Phase I clinical trials with DAPD for the treatment of HBV in late 1998 or early 1999. Some of the development activities the Company plans to undertake with DAPD for the treatment of HIV will also be used by the Company in its development of DAPD for the treatment of HBV. See "--HIV--Development Status--DAPD."

      DAPD has been shown to be a potent inhibitor in vitro of HBV replication. In a woodchuck model, DAPD was found to be as active as 3TC in reducing serum levels of circulating WHV DNA when administered for 12 weeks.

      Herpes Simplex Virus

      Background. Herpes labialis (cold sores) caused by Herpes Simplex Virus Type I ("HSV-1") is a latent viral infection that is found in approximately 90% of adults over age 30. Genital herpes, caused by Herpes Simplex Virus Type 2 ("HSV-2"), is one of the most common sexually transmitted diseases. There is no cure for HSV-1 or HSV-2, and, aside from suppressive therapy to prevent frequent recurrences of HSV-2, treatments for either viral infection are of limited efficacy.

      Development Status of Acyclovir Monophosphate. The Company is developing a topical formulation of Acyclovir Monophosphate ("ACVMP"), a monophosphate derivative of the nucleoside acyclovir, for the treatment of labial and genital herpes. Triangle has licensed the worldwide rights to ACVMP from Dr. Karl Hostetler, a director of the Company and member of its Scientific Advisory Board.

      The results of early animal model studies had shown that ACVMP has the potential to overcome the most common form of resistance to acyclovir and to provide enhanced efficacy on topical application. The Company is currently attempting to confirm these early animal model studies by conducting preclinical and formulation studies using a variety of vehicles suitable for topical application. However, in order to focus financial and human resource support on drug candidates which it believes have the greatest potential, the Company has elected to limit the current support of ACVMP to the completion of these studies. Should circumstances warrant, investment in the further development of this drug candidate may be made in the future.

      Cancer Program

      Background. Cancer, which can occur in almost any part of the body, is a major cause of death in developed countries. In the United States, approximately
1.3 million new cases of cancer are diagnosed annually, and more than 1,500 people die of cancer each day. Colorectal, breast, prostate and lung cancers account for approximately half of all diagnoses.

      Treatments currently approved for cancer vary greatly depending on where the disease originates in the body and the extent of the disease at the time of treatment. The three conventional modes of treatment are radiation therapy, chemotherapy and surgery. Radiation therapy and chemotherapy often have significant negative side effects that may include nausea, hair loss, liver toxicity, extreme fatigue and lowered resistance to infection. Both forms of therapy generally require repeated treatments over extended periods of time. If the disease recurs in a patient following these therapies, it is frequently impossible to repeat the treatment because the recurring cancer will have developed resistance to the form of treatment used (either drug or radiation), or the patient will have received maximum levels of radiation. Surgery does not cause the same side effects as radiation therapy or chemotherapy and is considered the treatment of choice for many cancers; however, many patients are not eligible for surgery because of the location of the cancerous tissue or their physical condition. Even for those patients who are not subject to these limitations, surgery can be traumatic and can require long recovery periods. For most advanced stages of cancer, current therapies provide only short-term benefit and the majority of patients die of their disease within a few months to a few years.

      Non-small cell lung cancer ("NSCLC") is a highly fatal disease caused predominantly by smoking. Approximately 100,000 people are diagnosed with the disease in the United States each year and their prognoses are typically very poor. Surgery and radiation are the treatments of choice for NSCLC, but result in only about ten percent five-year survival rates. For the 70% of patients whose tumors are not amenable to surgical removal, median survival rates are measured in months. Chemotherapeutic agents are marginally effective in extending survival in the early stages of the disease and are used primarily to relieve symptoms and sometimes shrink tumors to provide short-term benefit. Antitumor agents generally do not provide significantly prolonged benefit to NSCLC patients during their later stages of disease.

      The drug options for treating brain cancer are also limited. Approximately 13,500 patients in the United States develop primary brain tumors each year, and the currently approved chemotherapeutic agents lack specificity, resulting in dose-limiting toxicities.

      Development Status of Alanosine. The Company is funding and conducting Pilot Phase II efficacy studies with alanosine at several sites in the United States for the treatment of NSCLC and brain cancers that lack the enzyme methylthioadenosine phosphorylase ("MTAP").

      Alanosine is an amino acid analogue derived from Streptomyces alanosinicus. Triangle has obtained an option from The Regents of the University of California (the "Regents") that expires in September 1998 (with an option for Triangle to extend the exercise period for one year) for a worldwide license to use alanosine in treating various cancers lacking MTAP.

      Alanosine has antitumor activity based upon its ability to interfere with the synthesis of adenosine, a molecule necessary for cellular growth and activity. Cells use two synthetic pathways to make adenosine: by de novo synthesis and by the "salvage pathway." Alanosine interferes with the de novo synthesis of adenosine in both malignant and normal cells. In cancer cells that lack MTAP (a required enzyme in the salvage pathway), alanosine will deprive such cancer cells, but not normal cells, of all means to make adenosine.

      Alanosine was evaluated in Phase I and Phase II clinical trials at the National Cancer Institute ("NCI") during the early 1980's. The trials were discontinued because alanosine caused toxicity typically associated with chemotherapy and did not produce significant response rates in common tumors such as breast or colon cancers. Since that time, investigators at the University of California, San Diego discovered that malignant cells from certain cancer patients lack MTAP. The enzyme deficiency occurs in up to 30% of NSCLCs and in up to 75% of certain severe primary brain tumors. It is absent in a lower percentage of patients with leukemias, lymphomas, melanomas, breast cancer and renal adenocarcinomas. The Company believes that the growth of these MTAP-deficient tumors should be inhibited by alanosine.

      A diagnostic test has been developed to identify in tumor biopsies cancers that lack MTAP and therefore are most likely to respond to therapy with alanosine. The Company is working to improve the current diagnostic test so that it can be used in wide-spread clinical trials. The NCI has already conducted dose-escalating studies and established dose-limiting toxicities. Triangle intends to attempt to recharacterize alanosine by using advanced molecular biological techniques to select the patients most likely to respond to alanosine: those with malignant cancer cells that lack MTAP.

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

      Treatments for psoriasis, though varied, are generally of only short-term benefit. For milder symptoms, treatments range from topical therapy, including steroids, Vitamin D derivatives, coal tars and emollients, to phototherapy and for more severe cases, more toxic systemic treatments, such as cyclosporine, tretinoin and methotrexate, are prescribed.

      Development Status of 2-CdAP. The Company submitted an IND in late 1997 and currently intends to initiate Phase I clinical trials with a topical formulation of 2-CdAP for the treatment of psoriasis in early 1998. 2-CdAP is a derivative of 2-CdA (cladribine), a potent immunosuppressive and anti-proliferative agent that is currently an approved drug and the treatment of choice for hairy cell leukemia. Triangle has licensed worldwide rights to the topical administration of 2-CdAP from Dr. Karl Hostetler and Dr. Dennis Carson.

      In a prior clinical trial, seven patients with psoriasis enrolled in a three month study of orally administered 2-CdA. Of six patients completing therapy, skin lesions improved in five (two dramatic responses) and joint disease improved in four. However, immunosuppression occurred in all patients and an opportunistic infection occurred in one patient.

      Prior experiments have shown that complex polynucleotides administered topically are absorbed by cells such as keratinocytes and macrophages within the superficial skin. Based on these findings, the Company believes that topical mononucleotides such as 2-CdAP will also penetrate the skin. If this occurs, the Company believes that the therapeutic utility of 2-CdAP in psoriasis would result from its ability to gain direct access to hyperproliferating keratinocytes in an activated form that would be cytotoxic. The Company believes that 2-CdAP should also penetrate lymphocytes found in the psoriatic skin, killing them without producing systemic toxicity. The Company believes that systemic toxicity is unlikely to occur because of the small amount of drug that would enter the bloodstream.

License, Option and Other Material Agreements

      The Company has licensed MKC-442 from Mitsubishi, L-FMAU from Bukwang, FTC from Emory, DAPD and CS-92 from Emory and UGARF, ACVMP from Dr. Karl Hostetler, and 2-CdAP from Dr. Karl Hostetler and Dr. Dennis Carson. The Company acquired its license rights to DMP-450 by virtue of its acquisition of Avid. Avid licensed DMP-450 from DuPont Merck. The Company has entered into an option agreement with the Regents with respect to the acquisition of certain license rights to alanosine. See "--Risks and Uncertainties--Risks Related to License and Option Agreements."

Mitsubishi Chemical Corporation

      In December 1995, the Company entered into an option agreement with Mitsubishi pursuant to which Mitsubishi granted the Company an option through December 1997 to obtain an exclusive license to MKC-442. The Company exercised this option and, in June 1997, entered into a license agreement with Mitsubishi pursuant to which the Company received an exclusive license to all of Mitsubishi's rights to MKC-442 (the "MKC-442 Technology") for use in the HIV field. The license includes all countries of the world except Japan. As consideration for the exclusive license, Triangle paid a license initiation fee and agreed to make certain milestone and royalty payments, including minimum annual payments, to Mitsubishi. The Company is also required to meet certain milestone obligations and conduct certain development work with respect to MKC-442. Under the license agreement, Triangle has agreed to perform preclinical testing and clinical trials with MKC-442 and, in turn, Mitsubishi has agreed to supply a certain amount of bulk drug substance, at its own expense, for Triangle's development work. Mitsubishi is primarily responsible for prosecuting all patents related to the MKC-442 Technology at its own expense. The Company is obligated to indemnify Mitsubishi against any claims or losses incurred as a result of the Company's breach of the license agreement or the Company's manufacture, testing, design, use, sale and labeling of products utilizing the MKC-442 Technology. Mitsubishi has the right to terminate the license if the Company does not satisfy certain milestone obligations or does not cure any material breach of the license agreement. The termination of the license agreement could have a material adverse effect on the Company.

Bukwang Pharm. Ind. Co., Ltd.

      In February 1998, the Company entered into a license agreement with Bukwang pursuant to which the Company received an exclusive license to all of Bukwang's rights to L-FMAU (the "L-FMAU Technology") for use in the HBV field as well as all other human antiviral applications. Bukwang obtained its rights to L-FMAU through an exclusive license from Yale University ("Yale") and UGARF. The Company's license includes all countries of the world except Korea. As consideration for the exclusive license of the L-FMAU Technology, the Company paid a license initiation fee of $6.0 million and agreed to pay development milestones of up to $32.5 million and sales milestones of up to $30.0 million. Triangle also agreed to pay a royalty of 14% of net sales of any licensed products. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the LFMAU Technology, the Company will be required to pay an annual minimum royalty. Under the license agreement, Yale and UGARF are primarily responsible for prosecuting all patents related to the L-FMAU Technology which they licensed to Bukwang, at the Company's expense. The Company, at its expense, is primarily responsible for prosecuting all patents related to any L-FMAU Technology that may be acquired by Bukwang or Triangle. In addition, Yale and UGARF have the first right to pursue any actions against third parties for infringement of the L-FMAU Technology, either jointly with the Company (with expenses shared equally) or, if not jointly with the Company, solely at their expense. Upon the conclusion of any such infringement action brought solely by the Company, the Company is entitled to offset its unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties that were owing to Bukwang during the time the infringement action was pending. The Company is obligated to indemnify Bukwang against any claims or losses incurred as a result of the Company's breach of the license agreement or the Company's manufacture, testing, design, use, sale and labeling of products utilizing the L-FMAU Technology. Bukwang has the right to terminate the license agreement in the event the Company does not achieve certain milestone obligations. Bukwang may also terminate the license agreement upon an uncured breach of the agreement by the Company. In the event of such termination, the Company will grant Bukwang certain nonexclusive, royalty free license rights in all intellectual property under the Company's control relating to the L-FMAU Technology necessary for marketing products which contain L-FMAU. The termination of the license agreement could have a material adverse effect on the Company.

The DuPont Merck Pharmaceutical Company and Avid Corporation

      Triangle completed its acquisition of Avid on August 28, 1997, pursuant to the terms of a reorganization agreement among Triangle, a wholly-owned subsidiary of Triangle and Avid (the "Reorganization Agreement"). Avid's principal assets consist of worldwide license rights to DMP-450 (the "DMP-450 Technology") for use in the HIV field, early preclinical stage compounds for the treatment of HBV infection, proprietary assays to screen compounds for the treatment of HBV and assay technology for potential use in screening compounds for the treatment of hepatitis C virus infection. Avid acquired its rights to the DMP-450 Technology in December 1996 through an exclusive license from DuPont Merck. Pursuant to the license agreement, Triangle is required to make certain milestone and royalty payments and to pay license preservation fees to DuPont Merck beginning in 1998 in the event other payments do not equal certain annual amounts. Under the license agreement, DuPont Merck is primarily responsible for prosecuting all patents related to the DMP-450 Technology. The Company is required to reimburse DuPont Merck for the patent prosecution costs it incurs after the date of the license agreement, other than any litigation expenses incurred by DuPont Merck. In certain circumstances, the Company has the right to pursue any actions against third parties for infringement of the DMP-450 Technology at the Company's expense. In addition, the Company is obligated to indemnify DuPont Merck against any claims or losses incurred as a result of the Company's production, manufacture, use, sale, lease, consumption or advertisement of products utilizing the DMP-450 Technology. DuPont Merck may terminate the license agreement upon an uncured breach of the agreement by the Company. The termination of the license agreement could have a material adverse effect on the Company.

      Pursuant to the terms of the Reorganization Agreement, Triangle issued 400,000 shares of Common Stock in exchange for all outstanding capital stock of Avid. Triangle also agreed to issue up to 2,100,000 additional shares of Common Stock, the issuance of 1,600,000 shares of which is contingent upon Triangle initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999, or electing on or before that date to continue the development of DMP- 450 even if such clinical trials have not been initiated. The issuance of the remaining 500,000 shares is contingent upon the attainment of other development milestones with DMP-450 or one of Avid's other compounds. In connection with the acquisition, Triangle also assumed operating and other liabilities of Avid totaling approximately $1.3 million and certain development liabilities totaling approximately $1.0 million.

Emory University and University of Georgia Research Foundation, Inc.

      FTC. In April 1996, the Company entered into a license agreement with Emory pursuant to which the Company received an exclusive worldwide license to all of Emory's rights to purified forms of FTC (the "FTC Technology") for use in the HIV and HBV fields. As consideration for the exclusive license of the FTC Technology, the Company issued 500,000 shares of Common Stock and agreed to pay certain license fees, all of which have been paid to Emory. In addition, the Company agreed to make certain milestone and royalty payments to Emory. Beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the FTC Technology in the United States and after the first registration is granted for an anti-HBV product incorporating the FTC Technology in certain major market countries, the Company will be required to pay Emory minimum annual royalties for the HIV and HBV indications, respectively. Under the license agreement, Emory is primarily responsible for prosecuting all patents related to the FTC Technology. The Company agreed to reimburse Emory for the patent prosecution costs it incurs after December 1996. The Company has the right to pursue any actions against third parties for infringement of the FTC Technology at the Company's expense. Upon the conclusion of any such infringement action, the Company is entitled to offset its unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties that were owing to Emory during the time the infringement action was pending. In addition, the Company is obligated to defend, indemnify and hold harmless Emory and certain of its representatives against any claims or losses incurred as a result of the Company's manufacturing, testing, design, use and sale of products utilizing the FTC Technology. Emory has the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event the Company does not satisfy certain milestone obligations. Emory may also terminate the license agreement upon an uncured breach of the agreement by the Company. In the event of such termination or conversion, the Company will grant Emory certain nonexclusive, royalty-free license rights in all intellectual property under the Company's control relating to the FTC Technology necessary for the marketing of products incorporating the FTC Technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could have a material adverse effect on the Company.

      DAPD. In March 1996, the Company entered into a license agreement with Emory and UGARF pursuant to which the Company received an exclusive worldwide license to all of Emory's and UGARF's rights to a series of nucleoside analogues including DAPD and DXG (the "DAPD Technology") for use in the HIV and HBV fields. As consideration for the exclusive license of the DAPD Technology, the Company issued an aggregate of 150,000 shares of Common Stock to Emory and UGARF. In addition, the Company agreed to make certain milestone and royalty payments to Emory and UGARF. The Company is required to pay license maintenance fees beginning in March 1999 in the event certain development milestones have not been achieved. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the DAPD Technology, the Company will be required to pay Emory and UGARF a minimum annual royalty. Under the license agreement, Emory and UGARF are primarily responsible for prosecuting all patents related to the DAPD Technology. The Company agreed to reimburse Emory and UGARF for the patent prosecution costs they incur after the date of the license agreement. The Company has the right to pursue any actions against third parties for infringement of the DAPD Technology at the Company's expense. Upon the conclusion of any such infringement action, the Company is entitled to offset its unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties that were owing to Emory and UGARF during the time the infringement action was pending. In addition, the Company is obligated to defend, indemnify and hold harmless Emory, UGARF and certain of their representatives against any claims or losses incurred as a result of the Company's manufacturing, testing, design, use and sale of products utilizing the DAPD Technology. Emory and UGARF have the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event the Company does not satisfy certain milestone obligations. Emory and UGARF may also terminate the license agreement upon an uncured breach of the agreement by the Company. In the event of such termination or conversion, the Company will grant Emory and UGARF certain nonexclusive, royalty-free license rights in all intellectual property under the Company's control relating to the DAPD Technology necessary for the marketing of products incorporating the DAPD Technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could have a material adverse effect on the Company.

      CS-92. In March 1996, the Company entered into a license agreement with Emory and UGARF pursuant to which the Company received an exclusive worldwide license to all of Emory's and UGARF's rights to CS-92 (the "CS-92 Technology") for use in the HIV field. As consideration for the exclusive license of the CS-92 Technology, the Company issued an aggregate of 50,000 shares of Common Stock to Emory, UGARF and Dr. Raymond Schinazi, a co-inventor of the CS-92 Technology and a member of the Company's Scientific Advisory Board. In addition, the Company agreed to make certain milestone and royalty payments to Emory and UGARF. The Company is required to pay license maintenance fees beginning in March 1999 in the event certain development milestones have not been achieved. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the CS-92 Technology, the Company will be required to pay Emory and UGARF a minimum annual royalty. Under the license agreement, Emory and UGARF are primarily responsible for prosecuting all patents related to the CS-92 Technology. The Company agreed to reimburse Emory and UGARF for the patent prosecution costs they incur after the date of the license agreement. The Company has the right to pursue any actions against third parties for infringement of the CS-92 Technology at the Company's expense. Upon the conclusion of any such infringement action, the Company is entitled to offset its unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties that were owing to Emory and UGARF during the time the infringement action was pending. In addition, the Company is obligated to defend, indemnify and hold harmless Emory, UGARF and certain of their representatives against any claims or losses incurred as a result of the Company's manufacturing, testing, design, use and sale of products utilizing the CS-92 Technology. Emory and UGARF have the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event the Company does not satisfy certain milestone obligations. Emory and UGARF may also terminate the license agreement upon an uncured breach of the agreement by the Company. In the event of such termination or conversion, the Company will grant Emory and UGARF certain nonexclusive, royalty-free license rights in all intellectual property under the

Company's control relating to the CS-92 Technology necessary for the marketing of products incorporating the CS-92 Technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could have a material adverse effect on the Company.

Drs. Hostetler and Carson

      In November 1995, the Company entered into a license agreement with Dr. Karl Hostetler and Dr. Dennis Carson pursuant to which Dr. Hostetler granted the Company an exclusive worldwide license to his rights to ACVMP and Drs. Hostetler and Carson granted the Company an exclusive worldwide license to their rights to 2-CdAP (the "ACVMP and 2-CdAP Technologies"). As consideration for the exclusive license of the ACVMP and 2-CdAP Technologies, the Company sold an aggregate of 500,000 shares of Common Stock to Drs. Hostetler and Carson. The interests of Drs. Hostetler and Carson in such shares of Common Stock vest over time as they continue to serve as consultants to the Company. The Company also agreed to make two separate milestone payments of $1.0 million each and to make royalty payments ranging from 3% to 8% of net sales of products incorporating the ACVMP and 2-CdAP Technologies to Drs. Hostetler and Carson. The Company is obligated to hold harmless Drs. Hostetler and Carson against any claims or losses caused by or arising out of the Company's use of the ACVMP and 2-CdAP Technologies. Drs. Hostetler and Carson have the right to terminate the license agreement or convert the exclusive license to a nonexclusive license in the event that the Company does not satisfy certain development, marketing and milestone obligations. Additional termination events include the failure of the Company to pay royalties to Drs. Hostetler and Carson when due. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could have a material adverse effect on the Company.

The Regents of the University of California

      In September 1996, the Company entered into an option agreement with the Regents pursuant to which the Regents granted the Company an option through September 1, 1998 (with an option to extend the exercise period for one year), to obtain an exclusive worldwide license to all of the Regents' rights to alanosine and related technologies (the "Alanosine Technology") for use in the treatment of various cancers lacking MTAP. As consideration for the grant of the option, the Company agreed to pay the Regents certain option fees. In the event the Company exercises the option, the Company will be required to pay a license initiation fee and annual license maintenance fees. The Company will also be required to make certain milestone and royalty payments to the Regents, including minimum annual royalties. The Regents are primarily responsible for prosecuting all patents and initiating infringement actions related to the Alanosine Technology (and will remain primarily responsible for patent prosecution and infringement actions if the Company exercises the option). The Company has agreed to reimburse the Regents for all patent prosecution costs they incur. In addition, the Company is obligated to defend, indemnify and hold harmless the Regents and certain of their representatives against any claims or losses incurred as a result of the Company's exercise of its rights under the option agreement.

      The Company also entered into a sponsored research agreement (the "Research Agreement") with the Regents whereby the Company has agreed to provide approximately $450,000 to fund two clinical trials with alanosine. These Pilot Phase II clinical trials have been initiated at several sites in the United States to assess the efficacy of alanosine in the treatment of NSCLC and brain cancers. Either the Regents or the Company may terminate these trials upon the uncured breach of the Research Agreement by the other party. In the event both studies are terminated under the Research Agreement (other than for reasons of the uncured breach on the part of the Regents), the Company's rights under the option agreement would be terminated. The termination of the Company's rights under the option agreement, the failure of the Company to enter into the related license agreement or the termination of the license agreement could have a material adverse effect on the Company.

Patents and Proprietary Rights

      The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent protection with respect to its drug candidates, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others and to obtain appropriate licenses to patents or proprietary rights held by third parties, both in the United States and in foreign countries. The Company has no patents in its own name and has only one patent application of its own pending, but has obtained or has an option to obtain licenses to patents, patent applications and other proprietary rights from third parties with respect to each of its nine drug candidates.

      The patent positions of pharmaceutical companies, including those of the Company, are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. There can be no assurance that the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from patent applications or that claims allowed will be sufficient to protect the technology licensed to or owned by the Company. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company's success will also depend in large part on the Company not breaching the licenses pursuant to which the Company obtained its technology and drug candidates.

      A number of pharmaceutical and biotechnology companies, universities and research institutions have filed patent applications or received patents to technologies that cover or are similar to the technologies licensed to or owned by the Company. The Company is aware of certain patent applications previously filed by and patents already issued to others that conflict with patents or patent applications licensed to the Company either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to the Company. In addition, there can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell any drug candidates that are successfully developed. For example, United States patent applications are confidential while pending in the Patent and Trademark Office ("PTO"), and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents licensed to or owned by the Company and limit the ability of the Company or its licensors to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that the Company will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, the Company could be delayed in or prevented from pursuing the development or commercialization of its drug candidates, which would have a material adverse effect on the Company.

      The Company is aware of significant risks regarding the patent rights licensed by the Company relating to three of the nine compounds comprising the Company's existing drug candidate portfolio. The Company may not be able to commercialize FTC, DAPD or CS-92 for HIV and/or HBV due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or coactively to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC, DAPD and CS-92 to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC, DAPD and/or CS-92 in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even in the absence of an unfavorable resolution of any of these questions, the Company may attempt to obtain licenses from one or more third parties in order to reduce or eliminate the risks relating to some or all of these matters. There can be no assurance that the Company will elect to obtain any such licenses or that such licenses will be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds could have a material adverse effect on the Company.

FTC

      FTC belongs to the same general class of nucleosides as 3TC, which has been approved in the United States by the FDA for use in combination with AZT for the treatment of HIV and by similar regulatory agencies in many other countries for use in combination with other nucleoside analogues for the treatment of HIV. 3TC is currently being sold by Glaxo Wellcome plc ("Glaxo") for the treatment of HIV under a license agreement with BioChem Pharma Inc.

("BioChem Pharma"). The Company obtained its rights to purified forms of FTC under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to composition of matter and methods to treat HIV and HBV with FTC. Yale filed patent applications on FTC and its use to treat HBV in 1991 in the United States, and subsequently licensed all of its rights to FTC and its uses claimed in these patent applications to Emory. The Company's license arrangement with Emory includes all rights to FTC and its uses claimed in the Yale patent applications.

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV infection with FTC. BioChem Pharma filed a patent application in the United States in 1989 and was issued a patent in 1991 covering a group of nucleosides in the same general class as FTC, but which did not include FTC. BioChem Pharma filed foreign patent applications in 1990 based upon its 1989 United States patent application, and in those foreign applications included FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to FTC and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to a purified form of FTC that exhibits advantageous properties for the treatment of HIV on which two patents have issued, one directed to the purified form of FTC and another directed to a method for treating antiviral diseases with the purified form of FTC. The PTO has declared an interference between the latter BioChem Pharma patent and a patent application filed by Emory. There can be no assurance that Emory will prevail in the interference proceeding, or that the interference proceeding will not delay the decision of the PTO regarding Emory's patent application. BioChem Pharma has also filed patent applications in many foreign countries based upon its 1991 United States patent application, and patents have issued in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

      In the United States, the first to invent a subject matter is entitled to patent protection on that invention. With respect to patent applications filed prior to January 1, 1996, United States patent law provides that if a party invented a technology outside the United States, then for purposes of determining the first to invent the technology, that party is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a recent filing with the Securities and Exchange Commission (the "Commission"), BioChem Pharma stated that since it conducts substantially all of its research activities outside the United States, it is at a disadvantage as to inventions made prior to January 1, 1996, with respect to obtaining United States patents as compared to companies that maintain research facilities in the United States. The Company does not know whether Emory or BioChem Pharma was the first to invent the subject matter claimed in their respective United States patent applications or patents, or whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications. In foreign countries, the first party to file a patent application on an invention, not the first to invent the subject matter, is entitled to patent protection on that invention. While the Company believes that Emory's patent applications that disclosed FTC as a useful anti-HIV agent were filed in many foreign countries before BioChem Pharma filed its foreign patent applications on that subject matter, BioChem Pharma has been issued patents in several foreign countries. Further, BioChem Pharma has filed for patent protection on FTC and its uses in certain countries in which Emory did not file for patent protection. Emory has opposed or otherwise challenged patent claims on FTC granted to BioChem Pharma in Australia, Japan and Norway. There can be no assurance that Emory will initiate opposition proceedings in any other countries or be successful in any pending or subsequently filed foreign proceeding attempting to revoke patents issued to BioChem Pharma or addressing the relative rights of BioChem Pharma and Emory. BioChem Pharma has opposed patent claims on FTC granted to Emory in Japan and Australia. There can also be no assurance that BioChem Pharma will not make additional challenges to any Emory patents or patent applications, or that Emory will succeed in defending any such challenges. There can be no assurance that the sale of FTC by the Company for the treatment of HIV would not be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or in certain circumstances, if the third party patent, while not expressly covering the product or method, covers subject matter that is substantially equivalent in nature to the product or method. If it is determined that the sale of FTC for the treatment of HIV infringes a BioChem Pharma patent, the Company would not have the right to make, use or sell FTC for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. There can be no assurance that the Company could obtain such a license from BioChem Pharma on acceptable terms or at all.

      HBV. Burroughs Wellcome Co. ("Burroughs Wellcome") filed patent applications in March 1991 and May 1991 in Great Britain on a method to treat HBV with FTC. Burroughs Wellcome filed similar patent applications in other countries, which the Company believes includes the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those patent applications were filed in many foreign countries prior to the date Emory filed its patent application on the use of FTC to treat HBV, and therefore, the foreign patent applications filed by Burroughs Wellcome have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property, and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. There can be no assurance that Emory will succeed in its efforts to establish ownership rights. If Emory fails to establish ownership rights, the Company could not make, use or sell FTC for the treatment of HBV in countries in which patents are issued to Glaxo without a license from Glaxo. If Emory establishes only co-ownership rights (and not sole ownership) to these patents and patent applications, laws in Europe, Korea and perhaps other countries could prohibit Emory from licensing any co-owned patent rights without Glaxo's consent. If the Company is required to obtain a license from Glaxo to sell FTC for the treatment of HBV, there can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all.

      BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat HBV with FTC. BioChem Pharma filed similar patent applications in other countries, and in January 1996 was issued a patent in the United States. The PTO has declared an interference between the BioChem Pharma patent and a patent application filed by Yale. Yale licensed all of its rights relating to FTC and its uses claimed in this patent application to Emory, which subsequently licensed these rights to the Company. There can be no assurance that Yale will prevail in the interference proceeding, or that the interference proceeding will not delay the decision of the PTO regarding Yale's patent application. In addition, interference proceedings may be declared with respect to other patent applications filed by Emory, Burroughs Wellcome's patent application and BioChem Pharma's issued United States patent. There can be no assurance that Emory will pursue or succeed in any such proceedings. The Company cannot sell FTC for the treatment of HBV in the United States unless the BioChem Pharma patent is held invalid by a United States court or administrative body or unless the Company obtains a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma was issued a United States patent on the use of 3TC to treat HBV and has corresponding patent applications pending or issued in foreign countries. If it is determined that the use of FTC to treat HBV is not substantially different from the use of 3TC to treat HBV, a court could hold that the use of FTC to treat HBV infringes these BioChem Pharma 3TC patents.

      In addition, BioChem Pharma has filed in the United States and foreign countries several patent applications on manufacturing methods relating to a class of nucleosides that includes FTC, from which several patents have issued in the United States and many foreign countries. If the Company uses a manufacturing method that is covered by patents issued on any of these applications, the Company would not be able to manufacture FTC without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all.

DAPD

      The Company obtained its rights to DAPD under a license from Emory and UGARF. The DAPD portfolio licensed to the Company consists of three issued United States patents and several United States and foreign patent applications that cover a method for the synthesis of DAPD and its use to treat HIV and HBV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to BioChem Pharma's granted patent application in the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD, and Emory has informed the Company that Emory intends to challenge BioChem

Pharma's patents and patent applications in other countries. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have been opposed by BioChem Pharma. There can be no assurance that a court or administrative body would invalidate BioChem Pharma's patent claims or that a sale of DAPD by the Company would not infringe BioChem Pharma's patents. If Emory, UGARF and the Company do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue as a result of such applications), the Company will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain a license from BioChem Pharma on acceptable terms or at all.

CS-92

      The Company obtained its rights to CS-92 under a license from Emory and UGARF. Emory and UGARF have obtained two United States patents that cover CS-92 and its use to treat HIV and have filed a European patent application and a Japanese patent application with claims limited to the use of CS-92 as a method for administering AZT, which includes the administration of CS-92 as a precursor form of AZT, to treat HIV infection. Burroughs Wellcome filed an application with the European Patent Office in September 1986 directed to a broad group of nucleosides that includes CS-92 and AZT, and their use to treat HIV infection. Burroughs Wellcome subsequently filed similar applications in other countries, including the United States. Patents have been issued to Burroughs Wellcome in certain countries based upon these patent applications. Glaxo now has the rights to these patents and patent applications. There can be no assurance that, if challenged, a court would uphold the Emory/UGARF patents in light of the disclosures contained in the earlier filed Burroughs Wellcome patent applications. If the use of CS-92 is found to infringe patents owned by Glaxo, then the Company would not have the right to sell CS-92 in one or more countries without a license from Glaxo. There can be no assurance that the Company would be able to obtain a license from Glaxo on acceptable terms or at all.

      With respect to any of the Company's drug candidates, litigation and interference proceedings declared by the PTO, including the currently pending proceedings, could result in substantial cost to the Company. The Company expects the costs of the currently pending interference proceedings to increase significantly during the next several years. The Company anticipates that additional litigation and/or patent interference or opposition proceedings will be necessary or may be initiated by the Company's licensors or by third parties to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention, any of which could result in substantial costs and/or delays to the Company. The outcome of any of these proceedings may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, two interferences have already been declared by the PTO in connection with the FTC technology. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF, the Regents, DuPont Merck and Mitsubishi, each of these licensors is primarily responsible for any patent prosecution activities for the technology licensed to the Company, such as litigation, interference, opposition or other actions and, except for litigation expenses incurred by DuPont Merck and all patent prosecution expenses incurred by Mitsubishi, the Company is required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and UGARF, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at the Company's expense. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF, the Regents, DuPont Merck, Mitsubishi and/or Yale do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF, the Regents, DuPont Merck, Mitsubishi and/or Yale elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which these licensors conduct the proceedings. These licensors could, in any proceedings they elect to initiate and maintain, decide not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

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

Government Regulation

      The development of Triangle's drug candidates and the manufacturing and marketing of any drug candidates that are successfully developed are subject to extensive regulation by numerous governmental authorities in the United States and other countries. See "--Risks and Uncertainties--Extensive Government Regulation; No Assurance of Regulatory Approval."

FDA Approval

      In the United States, pharmaceuticals are subject to rigorous FDA regulation. The Federal Food, Drug, and Cosmetic Act ("FDCA") governs the testing, manufacture, approval, labeling, storage, record keeping, reporting, advertising and promotion of Triangle's drug candidates and any products that Triangle may successfully develop. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

      The steps required before a new prescription drug may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must be evaluated and found acceptable by the FDA before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug, (iv) the submission of an NDA to the FDA and (v) FDA approval of the NDA. Prior to obtaining FDA approval of an NDA, the facilities that will be used to manufacture the drug must undergo a preapproval inspection to ensure compliance with good manufacturing practices ("GMP") regulations. A company must also pay a one-time user fee for each NDA submission and pay annual user fees for each approved product and manufacturing establishment.

      Preclinical tests include laboratory evaluation of the drug candidate and animal studies to assess the safety and effectiveness of the drug candidate and its formulation. The results of such preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. If the FDA has concerns about the proposed clinical trial, it may delay the trial and require modifications to the trial protocol prior to permitting the trial to begin. As a result, there can be no assurance that the FDA will permit a proposed IND to become effective.

      Clinical trials involve the administration of the drug candidate to normal, healthy volunteers or to patients identified as having the condition for which the drug candidate is being tested. The drug candidate is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols previously submitted to the FDA as part of the IND that detail the objectives of the trial, the parameters used to monitor safety and the efficacy criteria that are being evaluated. Each clinical trial is conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the trial is conducted. The IRB considers, among other things, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

      Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the drug candidate in normal, healthy volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion, clinical pharmacology and early evidence of effectiveness. In serious diseases such as AIDS or cancer, patients suffering from the disease rather than normal, healthy volunteers are used in Phase I trials. Phase II involves trials in a limited patient population to determine the effectiveness of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible short-term side effects and safety risks. After a drug candidate has been shown in Phase II trials to have an acceptable safety profile and probable effectiveness, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at multiple clinical study sites. Pilot trials are clinical trials involving a small number of patients. The FDA reviews both the clinical trial plans and the results of the trials at each phase and may discontinue the trials at any time if there are significant safety issues.

      The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis or at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. Upon approval, a drug may be marketed only for the approved indications in the approved dosage forms. Further clinical trials would be necessary to gain approval for the use of the product for any additional indications or dosage forms. The FDA may also require post-marketing testing, such as monitoring for adverse effects, which can involve significant expense.

      A company may conduct clinical trials outside of the United States, using a product manufactured outside the country, and in some circumstances manufactured within the United States, without an IND. The FDA will accept data from foreign clinical trials to support clinical investigations in the United States and/or approval of an NDA only if the agency determines that the trials are well-designed, well-conducted, performed by qualified investigators, and conducted in accordance with internationally recognized ethical principles and any applicable foreign requirements. Triangle initiated Phase I/II clinical trials in Europe for MKC-442 prior to submitting an IND and is conducting a Pilot Phase I/II clinical trial in Europe for CS-92 without an IND. Triangle may in the future conduct clinical trials with other drug candidates in various foreign countries without an IND. There can be no assurance that clinical trials conducted in either the United States or foreign countries will demonstrate that any drug candidates under development by the Company are safe and effective, or that the FDA will not require additional clinical trials to support approval of an NDA.

      As part of its IND regulations, the FDA has developed several regulatory procedures to accelerate the clinical testing and approval of drugs intended to treat life-threatening or seriously debilitating illnesses under certain circumstances. For example, in 1988, the FDA issued regulations to expedite the development, evaluation and marketing of drugs for life-threatening and severely debilitating illnesses, especially where no alternative therapy exists (the "1988 Regulations"). These procedures encourage early consultation between the IND sponsors and the FDA in the preclinical testing and clinical trial phases to determine what evidence will be necessary for marketing approval and to assist the sponsors in designing clinical trials. Under this program, the FDA works closely with the IND sponsors to accelerate and condense Phase II clinical trials, which may, in some cases, eliminate the need to conduct Phase III trials or limit the scope of Phase III trials. Under the 1988 Regulations, the FDA may require post-marketing (Phase IV) clinical trials to obtain additional information on the drug's risks, benefits and optimal use.

      The FDA has issued regulations establishing an accelerated NDA approval procedure for certain drugs under Subpart H of the agency's NDA approval regulations ("Subpart H Regulations"). The Subpart H Regulations provide for accelerated NDA approval for new drugs intended to treat serious or life-threatening diseases where the drugs provide a meaningful therapeutic advantage over existing treatment. Under this accelerated approval procedure, the FDA may approve a drug based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that is reasonably likely to predict clinical benefits, or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity. This approval is conditional on the favorable completion of post-marketing trials to establish and define the degree of clinical benefits to the patient. These clinical trials would usually be underway when the product obtains this accelerated approval. The FDA may also impose distribution restrictions where necessary to assure safe use of the drug. If, after approval, such a post-marketing clinical study establishes that the drug does not perform as expected, or if post-marketing restrictions are not adhered to or are not adequate to ensure the safe use of the drug, or other evidence demonstrates that the product is not safe and/or effective under its conditions of use, the FDA may withdraw approval through expedited administrative procedures. The Subpart H accelerated approval regulation can complement the 1988 Regulations for expediting the development, evaluation and marketing of drugs. These two procedures for expediting the clinical evaluation and approval of certain drugs may shorten the drug development process by as much as two to three years.

      The Food and Drug Administration Modernization Act of 1997 ("FDAMA") essentially codifies, in new section 506 of the FDCA, the standards and conditions in the Subpart H Regulations. Section 506 provides for the designation of a "fast track" product, and establishes procedures to facilitate development and expedite FDA review of a drug intended for treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs. Approval of a fast track product may be subject to conditions, including requirements to conduct post approval clinical trials and to presubmit promotional materials. Approval of a fast track product can be withdrawn, using expedited procedures, for reasons similar to those specified in the Subpart H Regulations.

      The Company believes that some of its drug candidates may be candidates for accelerated development and/or approval under the 1988 Regulations and/or the Subpart H Regulations and/or section 506 of the FDCA. However, there can be no assurance that any of these drug candidates or any future drug candidates the Company may develop will be eligible for development and/or approval under these regulations. In addition, there can be no assurance that these drug candidates or any future drug candidates (if eligible for development and/or approval under these regulations) will be approved by the FDA for marketing at all or, if approved for marketing, will be approved for marketing sooner than would be traditionally expected.

      Once the sale of a product is approved, the FDA regulates the manufacturing, marketing, safety reporting and other activities under the FDCA and the FDA's implementing regulations. The FDA periodically inspects both domestic and foreign drug manufacturing facilities to ensure compliance with applicable GMP regulations, NDA conditions and other requirements. In addition, manufacturers must register with the FDA and submit a list of every drug in commercial distribution. The Company does not have or currently intend to develop the facilities to manufacture its drug candidates in commercial quantities, and intends to establish relationships with contract manufacturers for the commercial manufacture of any products that are successfully developed. Some of these contract manufacturers may be located outside the United States. There can be no assurance that the Company's contract manufacturers will be able to attain or maintain compliance with GMP regulations and NDA conditions. Changes in contract manufactures may result in the need for new NDA submissions or delays in the availability of product. Post-marketing reports are also required, for purposes such as monitoring the product's usage and any adverse effects. Product approvals may be withdrawn, or other actions may be ordered, or criminal or other sanctions imposed if compliance with regulatory requirements is not maintained.

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

      The Company believes that alanosine, if successfully developed for the treatment of NSCLC and/or brain cancers, may qualify for orphan drug designation. There can be no assurance, however, that alanosine or any future products the Company may develop will be designated as an orphan drug or that the current statutory provisions for marketing exclusivity will not change. In addition, there can be no assurance that alanosine or any future products will be approved for marketing.

Foreign Regulatory Approval and Sale

      Many foreign countries also regulate the clinical testing, manufacturing, reporting, marketing and use of pharmaceutical products. The requirements relating to the conduct of clinical trials, product approval, manufacturing, marketing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company or any third parties with whom the Company may establish collaborative relationships will be able to attain or maintain compliance with such requirements.

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

Competition

      The Company is engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. If successfully developed and approved, the drug candidates that the Company is currently developing will compete with numerous existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals that target the same diseases the Company is targeting. The Company believes that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HBV and cancer. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that any products that are successfully developed by the Company will be more effective, or more effectively marketed and sold, than any products that may be developed by the Company's competitors. Competitive products may render the Company's licensed technology and products obsolete or noncompetitive prior to the Company's recovery of development or commercialization expenses incurred with respect to any such products. The development by others of a cure or new treatment methods for the indications for which the Company is developing drug candidates could render the Company's drug candidates noncompetitive, obsolete or uneconomical. Many of the Company's competitors have significantly greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products that have been approved or are in late stage development and operate large, well funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

      If the Company's drug candidates are successfully developed and approved, the Company will face competition based on the safety and effectiveness of its products, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. There can be no assurance that the Company's competitors will not develop or commercialize more effective or more affordable technology or products, or obtain more effective patent protection, than the Company. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or effectively than the Company, which could have a material adverse effect on the Company. See "--Risks and Uncertainties--Intense Competition; Risk of Technological Change."

Manufacturing

      The Company does not have any manufacturing capacity and relies on third party manufacturers for the manufacture of all of its clinical trial material. The Company currently plans to expand its existing relationships or to seek to establish relationships with additional third party manufacturers for the commercial production of any products it may develop. There can be no assurance that the Company will be able to establish or maintain relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture products in commercial quantities under applicable GMP regulations on a cost effective basis. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and commercialize products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products. Any failure to establish or maintain relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company. See "--Risks and Uncertainties--Lack of Manufacturing Capabilities" and "--Government Regulation."

Sales and Marketing

      The Company currently has only two marketing employees and no sales personnel. The Company will have to develop a sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any products it develops. The Company currently intends to market in the United States most of the drug candidates that it successfully develops primarily through a direct sales force and outside the United States through a combination of a direct sales force and arrangements with third parties. There can be no assurance that the Company will be able to establish marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company or that any internal capabilities or third party arrangements will be cost-effective.

      In addition, any third parties with whom the Company establishes marketing, distribution or sales arrangements may have significant control over important aspects of the commercialization of the Company's products, including market identification, marketing methods, pricing, composition of sales force and promotional activities. There can be no assurance that the Company will be able to control the amount and timing of resources that any third party may devote to the Company's products or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with the Company's products and the withdrawal of support for the Company's programs. See "--Risks and Uncertainties--Lack of Sales and Marketing Capabilities."

Health Care Reform Measures and Third Party Reimbursement

      The business and financial condition of pharmaceutical companies will continue to be affected by the efforts of governments and third party payors to contain or reduce the cost of health care through various means. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While the Company cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on its business, the announcement and/or adoption of such proposals or efforts could have a material adverse effect on the Company. In the United States and elsewhere, sales of prescription pharmaceuticals are dependent in whole or in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans, and these third party payors frequently mandate predetermined discounts from list prices. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. See "--Risks and Uncertainties--Uncertainty of Health Care Reform Measures and Third Party Reimbursement."

Human Resources

      As of January 31, 1998, Triangle had 70 employees, including 48 in development and 22 in finance and administration. Of these employees, 23 hold advanced degrees, of which 17 are M.D.s or Ph.D.s. The Company's future success will depend in large part upon its ability to attract and retain highly qualified personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company has entered into confidentiality agreements with all of its employees. See "--Risks and Uncertainties--Dependence on Key Employees."

Risks and Uncertainties

      In addition to the other information contained herein, the following risk factors should be carefully considered in evaluating Triangle and its business.

Development Stage Company; Uncertainty of Product Development

      Triangle was incorporated in July 1995 and accordingly has only a limited operating history upon which an evaluation of the Company's business and prospects can be based. In addition, many of the Company's drug candidates are in the early developmental stage and all of the Company's drug candidates will require significant, time consuming and costly development, testing and regulatory clearances. The Company does not expect any of its drug candidates to be commercially available until at least the year 2000. The successful development of any new drug, including each of the Company's drug candidates, is highly uncertain and is subject to a number of significant risks. These risks include, among others, the possibility that any or all of the Company's drug candidates will be found to be ineffective, toxic or otherwise fail to receive necessary regulatory clearances; that the drug candidates will be uneconomical to manufacture or market or will not achieve broad market acceptance; that third parties will hold proprietary rights that will preclude the Company from marketing the drug candidates; or that third parties will market equivalent or superior products. The failure of the Company's drug development programs to result in commercially viable products would have a material adverse effect on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Product Development Programs."

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

      The Company has incurred losses since its inception. As of December 31, 1997, the Company's consolidated accumulated deficit was approximately $49.6 million and the Company had utilized approximately $40.0 million of cash. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates (including an $11.3 million charge related to the acquisition of Avid) and general and administrative costs.

These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so until at least the year 2000. The Company will incur significant additional operating losses over the next several years and expects these losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish and maintain relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Future Capital Needs; Uncertainty of Additional Funding

      The Company's drug development programs require substantial capital expenditures, including expenditures for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates and payments to the Company's licensors. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, costs under the license and/or option agreements relating to the Company's drug candidates (including the costs of obtaining patent protection for the Company's drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of the Company's drug candidates administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party arrangements for manufacturing and other factors. The Company expects that its capital requirements will increase significantly in the future.

      The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. As a result, substantial additional equity or debt financings will be required in the near future to fund the Company's operations. There can be no assurance that the Company will be able to consummate any such financings on favorable terms or at all, or that such financings, if consummated, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its drug development programs or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain technologies or drug candidates that the Company would not otherwise desire to relinquish. In addition, from time to time, the Company considers the acquisition of technologies and drug candidates that, if completed, could increase the Company's capital requirements. The Company's inability to fund its capital requirements would have a material adverse effect on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainties Related to Clinical Trials

      Before obtaining required regulatory approvals for the commercial sale of any of its drug candidates under development, the Company must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in each target indication. The results from preclinical testing and early clinical trials may not be predictive of results that will be obtained in pivotal clinical trials, and there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and effectiveness to obtain required regulatory approvals or will result in marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The administration of any drug candidate developed by the Company may produce undesirable side effects in humans. The occurrence of side effects could interrupt, delay or halt clinical trials of such drug candidate and could ultimately prevent its approval by the FDA or foreign regulatory authorities for any and all targeted indications. The Company, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if it is believed that the trial participants are being exposed to unacceptable health risks. There can be no assurance that clinical trials will demonstrate that any drug candidate under development by the Company is safe or effective.

      The rate of completion of the Company's clinical trials will depend upon, among other factors, obtaining adequate supplies of drug substance and the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Delays in planned patient enrollment can result in increased costs or longer development times or both, which could have a material adverse effect on the Company. There can be no assurance that if clinical trials are successfully completed, the Company will be able to file any required regulatory submissions in a timely manner or that any such submissions will be approved by regulatory agencies. Any failure of the Company to complete successfully its clinical trials and obtain approvals of corresponding regulatory submissions would have a material adverse effect on the Company. See "--Product Development Programs" and "--Government Regulation."

Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights

      The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent protection with respect to its drug candidates, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others and to obtain appropriate licenses to patents or proprietary rights held by third parties, both in the United States and in foreign countries. The Company has no patents in its own name and has only one patent application of its own pending, but has obtained or has an option to obtain licenses to patents, patent applications and other proprietary rights from third parties with respect to each of its nine drug candidates.

      The patent positions of pharmaceutical companies, including those of the Company, are uncertain and involve complex legal and factual questions for which important legal principles are unresolved. There can be no assurance that the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from patent applications or that claims allowed will be sufficient to protect the technology licensed to or owned by the Company. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company's success will also depend in large part on the Company not breaching the licenses pursuant to which the Company obtained its technology and drug candidates.

      A number of pharmaceutical and biotechnology companies, universities and research institutions have filed patent applications or received patents to technologies that cover or are similar to the technologies licensed to or owned by the Company. The Company is aware of certain patent applications previously filed by and patents already issued to others that conflict with patents or patent applications licensed to the Company either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to the Company. In addition, there can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell any drug candidates that are successfully developed. For example, United States patent applications are confidential while pending in the PTO, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents licensed to or owned by the Company and limit the ability of the Company or its licensors to obtain meaningful patent protection. If patents are issued to other companies that contain conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that the Company will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, the Company could be delayed in or prevented from pursuing the development or commercialization of its drug candidates, which would have a material adverse effect on the Company.

      The Company is aware of significant risks regarding the patent rights licensed by the Company relating to three of the nine compounds comprising the Company's existing drug candidate portfolio. The Company may not be able to commercialize FTC, DAPD or CS-92 for HIV and/or HBV due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or coactively to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC, DAPD and CS-92 to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC, DAPD and/or CS-92 in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even in the absence of an unfavorable resolution of any of these questions, the Company may attempt to obtain licenses from one or more third parties in order to reduce or eliminate the risks relating to some or all of these matters. There can be no assurance that the Company will elect to obtain any such licenses or that such licenses will be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds could have a material adverse effect on the Company.

FTC

      FTC belongs to the same general class of nucleosides as 3TC, which has been approved in the United States by the FDA for use in combination with AZT for the treatment of HIV and by similar regulatory agencies in many other countries for use in combination with other nucleoside analogues for the treatment of HIV. 3TC is currently being sold by Glaxo for the treatment of HIV under a license agreement with BioChem Pharma. The Company obtained its rights to purified forms of FTC under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to composition of matter and methods to treat HIV and HBV with FTC. Yale filed patent applications on FTC and its use to treat HBV in 1991 in the United States, and subsequently licensed all of its rights to FTC and its uses claimed in these patent applications to Emory. The Company's license arrangement with Emory includes all rights to FTC and its uses claimed in the Yale patent applications.

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV infection with FTC. BioChem Pharma filed a patent application in the United States in 1989 and was issued a patent in 1991 covering a group of nucleosides in the same general class as FTC, but which did not include FTC. BioChem Pharma filed foreign patent applications in 1990 based upon its 1989 United States patent application, and in those foreign applications included FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to FTC and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to a purified form of FTC that exhibits advantageous properties for the treatment of HIV on which two patents have issued, one directed to the purified form of FTC and another directed to a method for treating antiviral diseases with the purified form of FTC. The PTO has declared an interference between the latter BioChem Pharma patent and a patent application filed by Emory. There can be no assurance that Emory will prevail in the interference proceeding, or that the interference proceeding will not delay the decision of the PTO regarding Emory's patent application. BioChem Pharma has also filed patent applications in many foreign countries based upon its 1991 United States patent application, and patents have issued in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

      In the United States, the first to invent a subject matter is entitled to patent protection on that invention. With respect to patent applications filed prior to January 1, 1996, United States patent law provides that if a party invented a technology outside the United States, then for purposes of determining the first to invent the technology, that party is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a recent filing with the Commission, BioChem Pharma stated that since it conducts substantially all of its research activities outside the United States, it is at a disadvantage as to inventions made prior to January 1, 1996, with respect to obtaining United States patents as compared to companies that maintain research facilities in the United States. The Company does not know whether Emory or BioChem Pharma was the first to invent the subject matter claimed in their respective United States patent applications or patents, or whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications. In foreign countries, the first party to file a patent application on an invention, not the first to invent the subject matter, is entitled to patent protection on that invention. While the Company believes that Emory's patent applications that disclosed FTC as a useful anti-HIV agent were filed in many foreign countries before BioChem Pharma filed its foreign patent applications on that subject matter, BioChem Pharma has been issued patents in several foreign countries. Further, BioChem Pharma has filed for patent protection on FTC and its uses in certain countries in which Emory did not file for patent protection. Emory has opposed or otherwise challenged patent claims on FTC granted to BioChem Pharma in Australia, Japan and Norway. There can be no assurance that Emory will initiate opposition proceedings in any other countries or be successful in any pending or subsequently filed foreign proceeding attempting to revoke patents issued to BioChem Pharma or addressing the relative rights of BioChem Pharma and Emory. BioChem Pharma has opposed patent claims on FTC granted to Emory in Japan and Australia. There can also be no assurance that BioChem Pharma will not make additional challenges to any Emory patents or patent applications, or that Emory will succeed in defending any such challenges. There can be no assurance that the sale of FTC by the Company for the treatment of HIV would not be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or in certain circumstances, if the third party patent, while not expressly covering the product or method, covers subject matter that is substantially equivalent in nature to the product or method. If it is determined that the sale of FTC for the treatment of HIV infringes a BioChem Pharma patent, the Company would not have the right to make, use or sell FTC for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. There can be no assurance that the Company could obtain such a license from BioChem Pharma on acceptable terms or at all.

      HBV. Burroughs Wellcome filed patent applications in March 1991 and May 1991 in Great Britain on a method to treat HBV with FTC. Burroughs Wellcome filed similar patent applications in other countries, which the Company believes includes the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those patent applications were filed in many foreign countries prior to the date Emory filed its patent application on the use of FTC to treat HBV, and therefore, the foreign patent applications filed by Burroughs Wellcome have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property, and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. There can be no assurance that Emory will succeed in its efforts to establish ownership rights. If Emory fails to establish ownership rights, the Company could not make, use or sell FTC for the treatment of HBV in countries in which patents are issued to Glaxo without a license from Glaxo. If Emory establishes only co-ownership rights (and not sole ownership) to these patents and patent applications, laws in Europe, Korea and perhaps other countries could prohibit Emory from licensing any co-owned patent rights without Glaxo's consent. If the Company is required to obtain a license from Glaxo to sell FTC for the treatment of HBV, there can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all.

      BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat HBV with FTC. BioChem Pharma filed similar patent applications in other countries, and in January 1996 was issued a patent in the United States. The PTO has declared an interference between the BioChem Pharma patent and a patent application filed by Yale. Yale licensed all of its rights relating to FTC and its uses claimed in this patent application to Emory, which subsequently licensed these rights to the Company. There can be no assurance that Yale will prevail in the interference proceeding, or that the interference proceeding will not delay the decision of the PTO regarding Yale's patent application. In addition, interference proceedings may be declared with respect to other patent applications filed by Emory, Burroughs Wellcome's patent application and BioChem Pharma's issued United States patent. There can be no assurance that Emory will pursue or succeed in any such proceedings. The Company cannot sell FTC for the treatment of HBV in the United States unless the BioChem Pharma patent is held invalid by a United States court or administrative body or unless the Company obtains a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma was issued a United States patent on the use of 3TC to treat HBV and has corresponding patent applications pending or issued in foreign countries. If it is determined that the use of FTC to treat HBV is not substantially different from the use of 3TC to treat HBV, a court could hold that the use of FTC to treat HBV infringes these BioChem Pharma 3TC patents.

      In addition, BioChem Pharma has filed in the United States and foreign countries several patent applications on manufacturing methods relating to a class of nucleosides that includes FTC, from which several patents have issued in the United States and many foreign countries. If the Company uses a manufacturing method that is covered by patents issued on any of these applications, the Company would not be able to manufacture FTC without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain such a license on acceptable terms or at all.

DAPD

      The Company obtained its rights to DAPD under a license from Emory and UGARF. The DAPD portfolio licensed to the Company consists of three issued United States patents and several United States and foreign patent applications that cover a method for the synthesis of DAPD and its use to treat HIV and HBV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to BioChem Pharma's granted patent application in the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD, and Emory has informed the Company that Emory intends to challenge BioChem Pharma's patents and patent applications in other countries. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have been opposed by BioChem Pharma. There can be no assurance that a court or administrative body would invalidate BioChem Pharma's patent claims or that a sale of DAPD by the Company would not infringe BioChem Pharma's patents. If Emory, UGARF and the Company do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue as a result of such applications), the Company will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

CS-92

      The Company obtained its rights to CS-92 under a license from Emory and UGARF. Emory and UGARF have obtained two United States patents that cover CS-92 and its use to treat HIV and have filed a European patent application and a Japanese patent application with claims limited to the use of CS-92 as a method for administering AZT, which includes the administration of CS-92 as a precursor form of AZT, to treat HIV infection. Burroughs Wellcome filed an application with the European Patent Office in September 1986 directed to a broad group of nucleosides that includes CS-92 and AZT, and their use to treat HIV infection. Burroughs Wellcome subsequently filed similar applications in other countries, including the United States. Patents have been issued to Burroughs Wellcome in certain countries based upon these patent applications. Glaxo now has the rights to these patents and patent applications. There can be no assurance that, if challenged, a court would uphold the Emory/UGARF patents in light of the disclosures contained in the earlier filed Burroughs Wellcome patent applications. If the use of CS-92 is found to infringe patents owned by Glaxo, then the Company would not have the right to sell CS-92 in one or more countries without a license from Glaxo. There can be no assurance that the Company would be able to obtain such a license from Glaxo on acceptable terms or at all.

      With respect to any of the Company's drug candidates, litigation and interference proceedings declared by the PTO, including the currently pending proceedings, could result in substantial cost to the Company. The Company expects the costs of the currently pending interference proceedings to increase significantly during the next several years. The Company anticipates that additional litigation and/or patent interference or opposition proceedings will be necessary or may be initiated by the Company's licensors or by third parties to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention, any of which could result in substantial costs and/or delays to the Company. The outcome of any of these proceedings may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, two interferences have already been declared by the PTO in connection with the FTC technology. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF, the Regents, DuPont Merck and Mitsubishi, each of these licensors is primarily responsible for any patent prosecution activities for the technology licensed to the Company, such as litigation, interference, opposition or other actions and, except for litigation expenses incurred by DuPont Merck and all patent prosecution expenses incurred by Mitsubishi, the Company is required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and UGARF, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at the Company's expense. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF, the Regents, DuPont Merck, Mitsubishi and/or Yale do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF, the Regents, DuPont Merck, Mitsubishi and/or Yale elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which these licensors conduct the proceedings. These licensors could, in any proceedings they elect to initiate and maintain, decide not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

      The Company also relies on unpatented trade secrets and know-how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. The Company relies on certain technologies to which it does not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. The Company has filed an application for but has not obtained a trademark registration with respect to its corporate name and its logo. The Company is aware that several other companies use trade names that are similar to the Company's for their businesses. If the Company is not able to obtain any licenses that may be necessary for the Company to use its corporate name, it may be required to change its corporate name. The Company's management personnel were previously employed by other pharmaceutical companies. In many cases, these individuals are conducting drug development activities for the Company in areas similar to those in which they were involved prior to joining the Company. As a result, the Company, as well as these individuals, could be subject to allegations of violation of trade secrets and other similar claims. See "--Patents and Proprietary Rights."

Extensive Government Regulation; No Assurance of Regulatory Approval

      Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. The time required for completing preclinical testing and clinical trials and obtaining regulatory approvals is uncertain. The Company may decide to replace a drug candidate in preclinical testing and/or clinical trials with a modified drug candidate, thus extending the development period. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries. The Company's drug candidates may not qualify for accelerated development and/or approval under FDA regulations and, even if some of the Company's drug candidates qualify for accelerated development and/or approval, they may not be approved for marketing sooner than would be historically expected or at all. There can be no assurance that even after substantial time and expenditures, any of the Company's drug candidates under development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety and effectiveness of its drug candidates to the satisfaction of the FDA or foreign regulatory authorities, the Company will be unable to commercialize its drug candidates and would be materially adversely affected. Further, even if regulatory approval of a drug candidate is obtained, the approval may entail limitations on the indicated uses for which the drug candidate may be marketed. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, refusal to approve pending applications, refusal to permit exports from the United States, product recalls, seizure of products, injunctions, operating restrictions and criminal prosecutions. Further, the FDA and/or foreign regulatory authorities may adopt policy changes or additional government regulations that could prevent or delay regulatory approval of the Company's drug candidates.

      The effect of governmental regulation may be to delay the marketing of new products for a considerable period of time or to prevent such marketing altogether, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. Adverse clinical results by others could have a negative impact on the regulatory process and timing with respect to the development and approval of the Company's drug candidates. A delay in obtaining or failure to obtain regulatory approvals for any of the Company's drug candidates could have a material adverse effect on the Company. To the extent that the Company's drug candidates are intended for use as coactive therapy with one or more other drugs, adverse safety, effectiveness or regulatory developments in connection with such other drugs may also have a material adverse effect on the Company. The extent and character of potentially adverse governmental regulation that may arise from future legislation or administrative action cannot be predicted.

      The Company is also subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with its development work. See "--Government Regulation."

Intense Competition; Risk of Technological Change

      The Company is engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. If successfully developed and approved, the drug candidates that the Company is currently developing will compete with numerous existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals that target the same diseases the Company is targeting. The Company believes that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HBV and cancer. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that any products that are successfully developed by the Company will be more effective, or more effectively marketed and sold, than any products that may be developed by the Company's competitors. Competitive products may render the Company's licensed technology and products obsolete or noncompetitive prior to the Company's recovery of development or commercialization expenses incurred with respect to any such products. The development by others of a cure or new treatment methods for the indications for which the Company is developing drug candidates could render the Company's drug candidates noncompetitive, obsolete or uneconomical. Many of the Company's competitors have significantly greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products that have been approved or are in late stage development and operate large, well funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

      If the Company's drug candidates are successfully developed and approved, the Company will face competition based on the safety and effectiveness of its products, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. There can be no assurance that the Company's competitors will not develop or commercialize more effective or more affordable technology or products, or obtain more effective patent protection, than the Company. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or effectively than the Company, which could have a material adverse effect on the Company. See "--Competition."

Risks Related to License and Option Agreements

      The agreements pursuant to which the Company has in-licensed or obtained an option to in-license its drug candidates permit the Company's licensors to terminate the agreements under certain circumstances, such as the failure by the Company to achieve certain development milestones or the occurrence of an uncured material breach by the Company. The termination of any of these agreements could have a material adverse effect on the Company. Upon termination of the license agreements with Emory, UGARF and Bukwang, the Company is required to grant to Emory, UGARF and Bukwang a non-exclusive, royalty free license to all of the Company's interest in the licensed technology (including any improvements to the technology developed by the Company). Upon termination of the license agreement with DuPont Merck, the Company is required to transfer all approved and pending New Drug Applications ("NDAs") relating to DMP-450 to DuPont Merck. In addition, the license and option agreements with Emory, UGARF, the Regents, DuPont Merck and Mitsubishi provide that each of these licensors is primarily responsible for any patent prosecution activities for the technology licensed to the Company, such as litigation, interference, opposition or other actions and, except for litigation expenses incurred by DuPont Merck and all patent prosecution expenses incurred by Mitsubishi, the Company is required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and UGARF, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at the Company's expense. The Company believes that these costs as well as other costs under the license and option agreements relating to the Company's drug candidates will be substantial and may increase significantly during the next several years, and any inability or failure of the Company to pay these costs with respect to any drug candidate could result in the termination of the license or option agreement for such drug candidate, which could have a material adverse effect on the Company. See "--License, Option and Other Material Agreements."

Lack of Manufacturing Capabilities

      The Company does not have any manufacturing capacity and relies on third party manufacturers for the manufacture of all of its clinical trial material. The Company currently plans to expand its existing relationships or to seek to establish relationships with additional third party manufacturers for the commercial production of any products it may develop. There can be no assurance that the Company will be able to establish or maintain relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture products in commercial quantities under applicable GMP regulations of the FDA on a cost effective basis. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and commercialize products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products. Any failure to establish or maintain relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company. See "--Manufacturing" and "--Government Regulation."

Lack of Sales and Marketing Capabilities

      The Company currently has only two marketing employees and no sales personnel. The Company will have to develop a sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any products it develops. The Company currently intends to market in the United States most of the drug candidates that it successfully develops primarily through a direct sales force and outside the United States through a combination of a direct sales force and arrangements with third parties. There can be no assurance that the

Company will be able to establish marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company or that any internal capabilities or third party arrangements will be cost effective.

      In addition, any third parties with whom the Company establishes marketing, distribution or sales arrangements may have significant control over important aspects of the commercialization of the Company's products, including market identification, marketing methods, pricing, composition of sales force and promotional activities. There can be no assurance that the Company will be able to control the amount and timing of resources that any third party may devote to the Company's products or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with the Company's products and the withdrawal of support for the Company's programs. See "--Sales and Marketing."

Dependence on Third Parties for Development and Acquisition of Drug Candidates

      The Company intends to engage third party contract research organizations ("CROs") to perform certain functions in connection with the development of the Company's drug candidates. The Company intends to design clinical trials, but have CROs conduct the clinical trials. The Company will rely on the CROs to perform many important aspects of clinical trials. As a result, these aspects of the Company's drug development programs will be outside the direct control of the Company. In addition, there can be no assurance that the CROs or other third parties will perform all of their obligations under arrangements with the Company. In the event that the CROs or other third parties do not perform clinical trials in a satisfactory manner or breach their obligations to the Company, the development and commercialization of any drug candidate may be delayed or precluded, which would have a material adverse effect on the Company. The Company does not intend to engage in drug discovery. The Company's strategy for obtaining additional drug candidates is to utilize the relationships of its management team and Scientific Advisory Board to identify drug candidates for in-licensing from companies, universities, research institutions and other organizations. There can be no assurance that the Company will succeed in acquiring additional drug candidates on acceptable terms or at all. See "--Strategy."

Dependence on Key Employees

      The Company is highly dependent on its senior management and scientific staff, including Dr. David Barry, the Company's Chairman and Chief Executive Officer. Except for Dr. Barry, the Company has not entered into non-competition agreements with any of its personnel. The loss of the services of any member of its senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Retaining and attracting qualified personnel, consultants and advisors is critical to the Company's success. In order to pursue its drug development programs and marketing plans, the Company will be required to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and the Company faces competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all, and the failure to do so would have a material adverse effect on the Company. In addition, the Company relies on members of its Scientific Advisory Board to assist the Company in formulating its drug development strategy. All of the members of the Scientific Advisory Board are employed by other employers and each such member may have commitments to, or consulting or advisory contracts with, other entities that may limit his availability to the Company.

Uncertainty of Health Care Reform Measures and Third Party Reimbursement

      The business and financial condition of pharmaceutical companies will continue to be affected by the efforts of governments and third party payors to contain or reduce the cost of health care through various means. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While the Company cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on its business, the announcement and/or adoption of such proposals or efforts could have a material adverse effect on the Company. In the United States and elsewhere, sales of prescription pharmaceuticals are dependent in whole or in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans, and these third party payors frequently mandate predetermined discounts from list prices. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. See "--Health Care Reform Measures and Third Party Reimbursement."

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

Risks Relating to Coactive Therapy

      The Company's success will also depend in large part on the extent to which coactive therapy for the treatment of HIV in the United States and Europe and for the treatment of HBV in developing areas of the world, particularly Asia, achieves market acceptance. Present coactive treatment regimens for the treatment of HIV are expensive (published reports indicate the cost per patient per year can exceed $13,000), and may increase as new combinations are developed. These costs have resulted in limitations in the reimbursement available from third party payors for the treatment of HIV infection, and the Company expects that reimbursement pressures will continue in the future. If coactive therapy is accepted as a method to treat HBV infection, treatment regimens are also likely to be expensive. The Company expects that even the cost of monotherapy for HBV will be considered expensive in developing countries where HBV is most prevalent. Any failure of coactive therapy to achieve significant market acceptance for the treatment of HIV or potentially HBV could have a material adverse effect on the Company.

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

Hazardous Materials

      The Company's drug development programs involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages or fines that result and any such liability could exceed the resources of the Company. See "--Government Regulation."

Concentration of Stock Ownership; Control by Management and Existing
Stockholders

      As of January 31, 1998, the Company's directors, executive officers and their respective affiliates beneficially owned approximately 44.2% of the Company's outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

Volatility of Stock Price

      The market price of the Company's Common Stock is likely to be volatile and could be subject to wide fluctuations in response to factors such as announcements of the results of clinical trials, developments with respect to patents or proprietary rights, announcements of technological innovations, new products or new contracts by the Company or its competitors, actual or anticipated variations in the Company's operating results due to a number of factors including, among others, the level of development expenses, changes in financial estimates by securities analysts, conditions and trends in the pharmaceutical and other industries, adoption of new accounting standards affecting the industry, general market conditions and other factors. As a result, it is possible that the Company's operating results will be below the expectations of market analysts and investors, which could have a material adverse effect on the prevailing market price of the Common Stock.

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

Antitakeover Effects of Charter, Bylaws and Delaware Law

      The Company's Second Restated Certificate of Incorporation (the "Certificate") authorizes the Company's Board of Directors (the "Board") to issue shares of undesignated preferred stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock that may be issued in the future. Moreover, the issuance of such preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. The Company's Restated Bylaws (the "Bylaws") divide the Board into three classes of directors with each class serving a three year term. These and other provisions of the Certificate and the Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interest of the Company's stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

No Dividends

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently does not intend to pay any cash dividends in the foreseeable future and intends to retain its earnings, if any, for the operation of its business.

Special Note Regarding Forward-Looking Statements

      Statements in this Annual Report on Form 10-K regarding the dates on which the Company anticipates commencing clinical trials with its drug candidates and anticipated developments in the market for anti-HIV drugs constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. The statements are subject to certain risks and uncertainties that could cause the actual timing of such clinical trials and developments in the market for anti-HIV drugs to differ materially from those projected. With respect to the dates on which the Company anticipates commencing clinical trials, management has made certain assumptions regarding, among other things, the successful and timely completion of preclinical tests, the approval to conduct clinical trials by the FDA or other regulatory authorities, the availability of adequate supplies of drug substance, the pace of patient enrollment and the availability of capital resources necessary to complete preclinical tests and to conduct clinical trials. With respect to future developments in the market for anti-HIV drugs, management's assumptions include, among other things, that the number of individuals infected with HIV will continue to increase, that current therapies will continue to have only limited effectiveness in controlling the virus, and that additional drugs with improved safety and effectiveness will be developed. The Company's ability to commence clinical trials on the dates anticipated and developments in the market for anti-HIV drugs are subject to numerous risks, including the risks discussed under the caption "Risks and Uncertainties" contained herein. Undue reliance should not be placed on the dates on which the Company anticipates commencing clinical trials with respect to any of its drug candidates or anticipated increases in the market for anti-HIV drugs. These estimates are based on the current expectations of the Company's management which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 2. Properties

      As of January 31, 1998, the Company occupied an approximately 35,000 square foot administrative office, laboratory and pilot manufacturing facility in Durham, North Carolina pursuant to a lease that continues through September 2003. Under the terms of the lease, the Company will occupy approximately 17,000 square feet of additional space beginning in August 1998. The Company believes its facilities will be adequate to meet its needs through the end of 1998.

Item 3. Legal Proceedings

      From time to time, Triangle may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings. Emory, from which the Company has licensed several of its drug candidates, including FTC, is a party to several interference and opposition proceedings and one lawsuit in Australia regarding certain of the patents and patent applications related to these drug candidates. There can be no assurance that Emory will prevail in any of these proceedings and any significant adverse development with respect to Emory's claims could have a material adverse effect on the Company and its ability to commercialize these drug candidates. In addition, the Company is obligated to reimburse Emory for certain expenses related to these proceedings and these expenses could be substantial. See "Item
1. Business--Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." See also note 11 to notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and related Stockholder Matters

      (a) Market Price of and Dividends on the Registrant's Common Equity.

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VIRS." The following table sets forth the high and low sale prices for the Common Stock on the Nasdaq National Market from its initial public offering on November 1, 1996, through March 5, 1998.

                                                                High       Low
                                                               ------     ------
Year Ended December 31, 1996:
         4th Quarter (November 1 through December 31) ....     $24.25     $10.00

Year Ended December 31, 1997:
         1st Quarter .....................................     $24.00     $15.00
         2nd Quarter .....................................      26.44      14.75
         3rd Quarter .....................................      24.00      18.13
         4th Quarter .....................................      19.50      14.63

Year Ended December 31, 1998:
         1st Quarter (through March 5) ...................     $21.13     $14.63

      On March 5, 1998, the last reported sale price of the Common Stock was $17.00 per share. As of January 31, 1998, there were approximately 215 holders of record, and approximately 1,700 beneficial holders, of the Company's Common Stock. The Company has never declared or paid any cash dividends on its capital stock. The Company currently does not intend to pay any cash dividends in the foreseeable future and intends to retain its earnings, if any, for the operation of its business.

      (b) Change in Securities and Use of Proceeds

      The effective date of the Company's first registration statement (the "Registration Statement") filed on Form S-1 (Registration No. 333-11793) under the Securities Act was October 31, 1996. The class of securities registered was Common Stock. The offering commenced on November 1, 1996, and all securities were sold in the offering. The managing underwriters for the offering were Dillon, Read & Co. Inc. and Bear, Stearns & Co. Inc.

      Pursuant to the Registration Statement, the Company registered 4,830,000 and sold 4,532,652 shares of Common Stock at $10.00 per share raising aggregate proceeds from the offering of approximately $45.3 million.

      The Company incurred total expenses in the offering of approximately $4.3 million, of which $3.2 million represented underwriting discounts and commissions and $1.1 million represented other expenses. All of such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses were approximately $41.0 million.

      From the effective date of the Registration Statement to December 31, 1997, the approximate amount of net offering proceeds used were primarily: $24.0 million for development expenses, $3.1 million for purchased research and development in connection with the acquisition of Avid, $0.6 million for the payment of license fees in connection with certain license agreements, $7.8 million for general and administrative expenses, $2.3 million for purchase of property, plant and equipment and the remainder for increases in working capital. All of such payments were direct or indirect payments to others. The actual use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

Item 6. Selected Financial Data

      The selected consolidated statement of operations data with respect to the years ended December 31, 1997 and 1996, and with respect to the period from inception (July 12, 1995) through December 31, 1995, and the consolidated balance sheet data at December 31, 1997 and 1996, set forth below are derived from the consolidated financial statements of the Company included in Item 8 below, which have been audited by Price Waterhouse LLP, independent accountants. The consolidated balance sheet data at December 31, 1995, set forth below is derived from the consolidated financial statements of the Company which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which has been audited by Price Waterhouse LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and the Company's consolidated financial statements and the notes thereto contained in
Item 8 below. Historical results are not necessarily indicative of future results of operations.

                                                                               Period From
                                                                                Inception
                                                                             (July 12, 1995)
                                                  Year Ended December 31,        Through
                                                  -----------------------      December 31,
                                                    1997         1996             1995
                                                  --------    -----------         --------
                                                 (In thousands, except per share amounts)
Statement of Operations Data:
Operating expenses:
   License fees ...............................   $    610    $  3,267         $     --
   Development ................................     22,240       4,967               --
   Purchased research and development (1) .....     11,261          --               --
   General and administrative .................      7,071       3,558            1,004
                                                  --------    --------         --------
Loss from operations ..........................    (41,182)    (11,792)          (1,004)
Interest income, net ..........................      3,514         875               37
                                                  --------     --------         --------
Net loss ......................................   $(37,668)   $(10,917)        $   (967)
                                                  ========    ========         ========
Basic and diluted net loss per common share (2)   $  (2.00)   $  (1.89)        $  (0.60)
                                                  ========    ========         ========
Shares used in computing net loss per common
share (2) .....................................     18,871       5,784            1,624
                                                  ========    ========         ========

                                                             December 31,
                                                  --------------------------------------
                                                    1997         1996            1995
                                                  --------     --------         --------
                                                            (In thousands)
Balance Sheet Data:
Cash and cash equivalents .....................   $ 34,698    $ 25,255         $  3,082
Working capital (3) ...........................     50,247      41,349            2,868
Investments ...................................     23,098      27,946               --
Total assets ..................................     61,878      55,495            3,102
Capital lease obligation - noncurrent .........        300         364               --
Long-term debt ................................        178          --               --
Accumulated deficit during development stage ..    (49,552)    (11,884)            (967)
Total stockholders' equity ....................     52,717      52,656            2,888

----------

(1) See note 10 of notes to consolidated financial statements for information concerning the Company's acquisition of Avid on August 28, 1997. As a result of the acquisition, the Company recorded an in-process research and development charge of $11.3 million in the Company's 1997 consolidated financial statements. The operating results of Avid have been included in the Company's consolidated financial statements from the date of the acquisition.

(2) See note 1 of notes to consolidated financial statements for information concerning the computation of net loss per common share and shares used in computing net loss per common share.

(3) Working capital represents the difference between the Company's current assets and current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at "Item 1. Business--Risks and Uncertainties" and "Item 1. Business--Risks and Uncertainties-Special Note Regarding Forward Looking Statements." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview

      Triangle is engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing its drug candidates. The Company has not received any revenues from the sale of products and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of December 31, 1997, the Company's accumulated deficit was approximately $49.6 million and the Company had utilized approximately $40.0 million of cash.

      The Company's drug development programs require substantial capital expenditures, including expenditures for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates and payments to the Company's licensors. The Company has been unprofitable since its inception and expects to incur substantial and increasing losses for at least the next several years, due primarily to the expansion of its drug development programs. The Company will also require substantial capital expenditures relating to activities many of which may need to occur prior to, and in anticipation of, the potential regulatory approval of its drug candidates, including expenditures associated with the establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures necessary to support the Company. Many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. The Company expects that losses will fluctuate from period to period and that such fluctuations may be substantial. See "Item 1. Business--Risks and Uncertainties--History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability."

      The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its drug candidates, secure all necessary proprietary rights, respond to competitive developments and continue to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these risks. See "Item 1. Business--Risks and Uncertainties--Development Stage Company; Uncertainty of Product Development."

      The operating expenses of the Company will depend on several factors, including the level of development expenses and the potential commercialization of its drug candidates. Development expenses will depend on the progress and results of the Company's drug development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. The level of expenses relating to the establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures will depend on the success of the development of the Company's drug candidates; however, many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. As a result of these factors, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the Common Stock could be materially adversely affected. See "Item 1. Business--Risks and Uncertainties--Volatility of Stock Price."

Results of Operations

Avid Corporation Acquisition

      On August 28, 1997 (the "Acquisition Date"), the Company acquired Avid. Pursuant to the merger agreement, Triangle issued 400,000 shares of Common Stock in exchange for all outstanding capital stock of Avid. Triangle also agreed to issue up to 2,100,000 additional shares of Common Stock, the issuance of 1,600,000 shares of which is contingent upon Triangle initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999, or electing on or before that date to continue the development of DMP-450 even if such clinical trials have not been initiated. The issuance of the remaining 500,000 shares is contingent upon the attainment of other development milestones with DMP-450 or one of Avid's other compounds. Issuance of any of these contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. The 400,000 shares issued had an aggregate fair market value of approximately $8.1 million and direct transaction costs were approximately $1.1 million, primarily comprised of investment banking and legal fees. The total purchase price of $9.2 million has been allocated to the assets purchased and liabilities assumed based on their respective fair market values. In connection with the acquisition, the Company incurred a charge of $11.3 million in the third quarter of 1997 for acquired in-process research and development as it assumed operating and other liabilities of Avid totaling approximately $1.3 million and certain development liabilities totaling approximately $1.0 million. The merger was accounted for as a purchase and the operating results of Avid have been included in the Company's consolidated financial statements from the Acquisition Date.

      Avid's principal assets consist of worldwide license rights to DMP-450, a protease inhibitor, for the treatment of HIV infection, early preclinical stage compounds for the treatment of HBV infection, proprietary assays to screen compounds for the treatment of HBV and assay technology for potential use in screening compounds for the treatment of hepatitis C virus infection.

Interest Income, Net

      The Company had total net interest income of $3.5 million in 1997, compared to $875,000 in 1996 and $37,000 in the period from inception (July 12, 1995) through December 31, 1995 (the "Inception Period"). The increase in interest income in 1997 compared to 1996 and the Inception Period is due primarily to an increase in investments associated with financing activities. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $610,000 in 1997, compared to $3.3 million in 1996. The decrease relates to the decrease in the number of license agreements executed in 1997 as compared to 1996, and the achievement by the Company of certain financing milestones in 1996. All license fees incurred to date are related to the execution of license agreements and the achievement by the Company of certain financing milestones. The Company recorded no license fees in the Inception Period. Future license fees may also consist of milestone payments under licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that the Company cannot predict. These factors include, among others, the success of the Company's drug development programs and the extent to which the Company in-licenses additional drug candidates. See "--Liquidity and Capital Resources."

Development Expenses

      Development expenses totaled $22.2 million in 1997, compared to $5.0 million in 1996. Development expenses in 1997 consisted primarily of expenses for drug synthesis, clinical trials, toxicology studies, compensation, and preclinical testing and patent related activities of the Company's drug candidates. The significant increase in development expenses in 1997 compared to 1996 is due primarily to the expansion of the Company's development activities for its drug candidates. During 1997 and 1996, development expenses were reduced by approximately $1.2 million and $832,000, respectively, relating to the reimbursement of certain development expenses under a license agreement for one of the Company's drug candidates. No development expenses were incurred in the Inception Period.

The Company expects its development expenses to increase substantially in the future due to continued expansion of drug development activities, including preclinical testing, toxicology studies and the manufacture of drug substance for preclinical tests and clinical trials. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result. For example, the Company's recent acquisition of a license to L-FMAU will increase the Company's development expenses in future periods.

Purchased Research and Development Expenses

      Purchased research and development expenses totaled $11.3 million in 1997, and relate to the Company's acquisition of Avid. This amount represents a charge for Avid's in-process research and development. If the Company initiates pivotal Phase II clinical trials with DMP-450 before February 28, 1999, or elects on or before that date to continue the development of DMP-450 even if such clinical trials have not been initiated, the Company will be obligated to issue an additional 1,600,000 shares of Common Stock. The issuance of another 500,000 shares of Common Stock is contingent upon the attainment of other development milestones with DMP-450 or one of Avid's other compounds. Issuance of any of these contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. The amount recorded will be the fair market value of the Common Stock issued at the time the contingency is resolved. No purchased research and development expenses were incurred in 1996 or in the Inception Period.

General and Administrative Expenses

      General and administrative expenses totaled $7.1 million in 1997, compared to $3.6 million and $1.0 million in 1996 and the Inception Period, respectively. Administrative expenses in 1997 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services. The increases in 1997 compared to 1996 and the Inception Period are due primarily to the growth of the Company's operations. The Company expects its general and administrative expenses to increase significantly in future periods.

Liquidity and Capital Resources

      The Company has financed its operations since inception (July 12, 1995) through December 31, 1997, primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $51.7 million (net of offering costs), and from the Company's initial public offering, which was completed in November 1996 and provided aggregate net proceeds of approximately $41.0 million (net of offering costs). In addition, the Company received approximately $2.0 million as reimbursement of certain development expenses under a license agreement for one of its drug candidates.

      At December 31, 1997, the Company had net working capital of $50.2 million, an increase of $8.9 million over December 31, 1996. The increase in working capital is principally the result of a private placement of equity securities completed by the Company in June 1997 and returns on larger cash and investment balances. The Company's principal source of liquidity at December 31, 1997, was $34.7 million in cash and cash equivalents and $23.1 million in investments which are "available for sale," reflecting a $4.6 million increase of cash, cash equivalent and investment balances over December 31, 1996. The Company utilized approximately $29.0 million in cash during 1997, primarily for its expanded drug development activities, and has utilized approximately $40.0 million in cash since its inception on July 12, 1995.

      The Company had a note payable and secured equipment lease line obligations totaling $837,000 at December 31, 1997 ($466,000 at December 31,
1996), of which $359,000 was classified as a current liability. The note payable was issued to finance an insurance policy over a two year period. The Company had utilized $530,000 of the secured equipment lease line facility at December 31, 1997, which expired on August 9, 1997. The Company utilized $2.3 million in cash in 1997, as compared to $794,000 and $23,000 in 1996 and the Inception Period, respectively, for the purchase of property, plant and equipment, primarily associated with the growth of the Company's laboratory operations. The Company expects its capital expenditures to increase in future periods.

      In conjunction with the development of its drug candidates, the Company outsources certain aspects of clinical trials and focuses on what it believes are the most critical aspects of the development process. Accordingly, the Company has entered into contractual arrangements with selected third parties for certain aspects of its drug development. Although the commitment under these contracts is dependent upon results of the underlying clinical and toxicology studies, the Company's management estimates the commitment to be approximately $3.6 million at December 31, 1997, and immaterial at December 31, 1996.

      The Company expects that its capital requirements will increase substantially in future periods as the Company funds its drug development programs, develops a sales and marketing organization, acquires drug substance from third party manufacturers, develops a distribution system with outside vendors and incurs other administrative expenditures necessary to support the Company. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, costs under the license and/or option agreements relating to the Company's drug candidates (including the costs of obtaining patent protection for the Company's drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of the Company's drug candidates, administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party arrangements for manufacturing and other factors. Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements and the merger agreement with Avid, as of December 31, 1997, require future payments of up to $43.3 million in cash and up to 2,100,000 shares of Common Stock contingent upon the achievement of certain development milestones. One of the Company's licensors has the option to receive $2.0 million of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalty payments could range from $500,000 (if only a single drug candidate is approved for one indication) to $49.5 million (if all drug candidates are approved for all indications) under the Company's existing license agreements.

      On February 27, 1998, the Company executed a license agreement with Bukwang for L-FMAU, the Company's eighth licensed drug candidate, for the treatment of HBV and all other human antiviral applications. The Company paid a license initiation fee of $6.0 million and will be required to make development milestone payments of up to $32.5 million and sales milestone payments of up to $30.0 million. The Company is also required to make annual minimum royalty payments beginning the third year after FDA registration is granted for the first licensed product. Payment of the license initiation fee resulted in the Company incurring a $6.0 million charge in the first quarter of 1998. The license agreement grants Triangle exclusive worldwide rights, except for Korea. The Company will be required to meet certain milestone obligations and to conduct and fund certain development work with respect to L-FMAU.

      The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to satisfy its anticipated capital requirements through January 1999. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "Item 1. Business--Risks and Uncertainties--Future Capital Needs; Uncertainty of Additional Funding."

Litigation and Other Contingencies

      As discussed in note 11 of the notes to consolidated financial statements, the Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to three of its licensed drug candidates, including FTC. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The

Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests, including but not limited to any adverse development related to the patent rights licensed to the Company for these three drug candidates or the Company's rights or obligations related thereto, could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow. See "Item 1. Business--Risk and Uncertainties--Uncertainties of Patents; Dependence on Patents, Licenses, and Proprietary Rights."

Recent Accounting Pronouncements

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128") and will adopt Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") in 1998. SFAS 128 establishes and simplifies the standard for computing earnings per share ("EPS") from previous EPS guidance. Adoption of SFAS 128 resulted in the restatement of the Company's net loss per share for all previous periods as this standard requires a historical approach methodology in calculating EPS rather than the methodology required by superseded guidance under which EPS was previously presented.

Year 2000 Compliance

      The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 hardware and software issues. The Company intends to confirm its compliance regarding Year 2000 issues for both internal and external information systems by the end of 1998. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants .........................................   48

Consolidated Balance Sheets as of December 31, 1997 and 1996 ..............   49

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996 and for the period from
inception (July 12, 1995) through December 31, 1995 .......................   50

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996 and for the period from
inception (July 12, 1995) through December 31, 1995 .......................   51

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1997 and 1996 and for the period from inception (July 12,
1995) through December 31, 1995 ...........................................   52

Notes to Consolidated Financial Statements ................................   53

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Triangle Pharmaceuticals, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Triangle Pharmaceuticals, Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the period from inception (July 12, 1995) through December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Raleigh, North Carolina
March 3, 1998

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                December 31,  December 31,
Assets                                                              1997         1996
                                                                 ---------    ---------
Current assets:
  Cash and cash equivalents ..................................   $  34,698    $  25,255
  Restricted deposits ........................................          43           56
  Investments ................................................      23,098       17,226
  Interest receivable ........................................         300          273
  Other receivables ..........................................          --          456
  Prepaid expenses ...........................................         791          558
                                                                 ---------    ---------
         Total current assets ................................      58,930       43,824
                                                                 ---------    ---------
Property, plant and equipment, net ...........................       2,872          832
Investments ..................................................          --       10,720
Restricted deposits ..........................................          76          119
                                                                 ---------    ---------
         Total assets ........................................   $  61,878    $  55,495
                                                                 =========    =========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ...........................................   $   3,152    $   1,584
  Capital lease obligation - current .........................         178          102
  Long-term debt - current ...................................         181           --
  Accrued expenses ...........................................       5,172          789
                                                                 ---------    ---------
         Total current liabilities ...........................       8,683        2,475
                                                                 ---------    ---------
Capital lease obligation - noncurrent ........................         300          364
Long-term debt ...............................................         178           --
                                                                 ---------    ---------
         Total liabilities ...................................       9,161        2,839
                                                                 ---------    ---------
Commitments and contingencies (See notes 3, 4, 8, 10, 11,
  and 12) ....................................................          --           --
Stockholders' equity:
  Common Stock, $0.001 par value; 75,000 shares
    authorized; 19,995 and 17,568 shares, issued and
    outstanding, respectively ................................          20           18
  Warrants ...................................................         114          152
  Additional paid-in capital .................................     102,260       64,549
  Accumulated deficit during development stage ...............     (49,552)     (11,884)
  Deferred compensation ......................................        (125)        (179)
                                                                 ---------    ---------
         Total stockholders' equity ..........................      52,717       52,656
                                                                 ---------    ---------
         Total liabilities and stockholders' equity ..........   $  61,878    $  55,495
                                                                 =========    =========

      The accompanying notes are an integral part of these consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                         Period From        Period From
                                                                          Inception          Inception
                                       Year              Year          (July 12, 1995)    (July 12, 1995)
                                       Ended             Ended            Through             Through
                                    December 31,      December 31,      December 31,        December 31,
                                       1997              1996               1995                1997
                                 ---------------    ---------------    ---------------    ---------------
Operating expenses:
  License fees ...............   $           610    $         3,267    $            --    $         3,877
  Development ................            22,240              4,967                 --             27,207
  Purchased research and
    development ..............            11,261                 --                 --             11,261
  General and administrative .             7,071              3,558              1,004             11,633
                                 ---------------    ---------------    ---------------    ---------------
Loss from operations .........           (41,182)           (11,792)            (1,004)           (53,978)
Interest income, net .........             3,514                875                 37              4,426
                                 ---------------    ---------------    ---------------    ---------------

Net loss .....................   $       (37,668)   $       (10,917)   $          (967)   $       (49,552)
                                 ===============    ===============    ===============    ===============

Basic and diluted net loss per
  common share ...............   $         (2.00)   $         (1.89)   $         (0.60)
                                 ===============    ===============    ===============
Shares used in computing net
  loss per common share ......            18,871              5,784              1,624
                                 ===============    ===============    ===============

      The accompanying notes are an integral part of these consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                              Period From          Period From
                                                                                               Inception            Inception
                                                       Year                 Year            (July 12, 1995)     (July 12, 1995)
                                                       Ended                Ended               Through              Through
                                                   December 31,         December 31,         December 31,         December 31,
                                                       1997                 1996                 1995                 1997
                                                 -----------------    -----------------    -----------------    -----------------
Cash flows from operating activities:
Net loss .......................................     $(37,668)             $(10,917)            $   (967)          $(49,552)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization ................          313                    98                    3                414
  Purchased research and development ...........       11,261                    --                   --             11,261
  Stock-based compensation: license fees .......           --                   636                   --                636
  Stock-based compensation: development ........           43                   347                   --                390
  Stock-based compensation: general and
     administrative ............................           --                   231                   --                231
  Change in assets and liabilities:
     Receivables ...............................          429                  (729)                  --               (300)
     Prepaid expenses ..........................         (233)                 (558)                  --               (791)
     Accounts payable ..........................        1,568                 1,462                  122              3,152
     Accrued license fees and other expenses ...        4,358                   628                   92              5,078
                                                     --------              --------             --------           --------
Net cash used by operating activities ..........      (19,929)               (8,802)                (750)           (29,481)
                                                     --------              --------             --------           --------
Cash flows from investing activities:
  Sale (purchase) of restricted deposits .......           56                  (175)                  --               (119)
  Purchase of investments ......................      (29,259)              (33,268)                  --            (62,527)
  Proceeds from sale and maturity of
    investments ................................       34,108                 5,322                   --             39,430
  Purchase of property, plant and equipment ....       (2,295)                 (794)                 (23)            (3,112)
  Acquisition of Avid Corporation, net of
     cash acquired .............................       (3,053)                   --                   --             (3,053)
                                                     --------              --------             --------           --------
Net cash used by investing activities ..........         (443)              (28,915)                 (23)           (29,381)
                                                     --------              --------             --------           --------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs .       29,523                59,515                3,855             92,893
  Sale of stock options under salary
     investment option grant program ...........           70                    --                   --                 70
  Proceeds from stock options exercised ........            1                    25                   --                 26
  Proceeds from notes payable ..................          374                    --                   --                374
  Equipment financing ..........................           --                   354                   --                354
  Principal payments on capital lease
    obligation and note payable ................         (153)                   (4)                  --               (157)
                                                     --------              --------             --------           --------
Net cash provided by financing activities ......       29,815                59,890                3,855             93,560
                                                     --------              --------             --------           --------
Net increase in cash and cash equivalents ......        9,443                22,173                3,082             34,698
Cash and cash equivalents at beginning of
   period ......................................       25,255                 3,082                   --                 --
                                                     --------              --------             --------           --------
Cash and cash equivalents at end of period .....     $ 34,698              $ 25,255             $  3,082           $ 34,698
                                                     ========              ========             ========           ========

Supplemental disclosure of noncash investing and financing activities:

Noncash investing activities during 1997 and 1996 totaled $59 and $116, respectively, and relate to the acquisition of laboratory equipment for the assumption of a capital lease obligation.

On August 28, 1997, the Company issued 400 shares of Common Stock, valued at $8,117, in exchange for all outstanding shares of Avid Corporation.

      The accompanying notes are an integral part of these consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                         Convertible Preferred
                                                Stock                          Common Stock     Additional
                                         --------------------               ------------------   Paid-In
                                           Shares     Amount     Warrants   Shares     Amount    Capital
                                         --------    --------    --------   -------   --------   --------
Initial sale of stock .................       933    $      1    $     --     1,175   $      1   $    710
Additional sale of stock ..............     4,249           4          --     1,495          2      3,137
Stock-based compensation ..............        --          --          --        --         --         12
Net loss, July 12 through
December 31, 1995 .....................        --          --          --        --         --         --
                                         --------    --------    --------   -------   --------   --------
Balance, December 31, 1995 ............     5,182           5          --     2,670          3      3,859

Sale of stock .........................     3,756           4          --     4,943          5     59,506
Stock-based compensation ..............        --          --         152       700          1      1,127
Stock options exercised ...............        --          --          --       317         --         57
Conversion of Preferred to Common Stock    (8,938)         (9)         --     8,938          9         --
Net loss ..............................        --          --          --        --         --         --
                                         --------    --------    --------   -------   --------   --------
Balance, December 31, 1996 ............        --          --         152    17,568         18     64,549

Sale of stock .........................        --          --          --     2,014          2     29,521
Acquisition of Avid Corporation .......        --          --          --       400         --      8,117
Sale of stock options .................        --          --          --        --         --         70
Stock-based compensation ..............        --          --         (38)       --         --         --
Stock options exercised ...............        --          --          --        13         --          3
Net loss ..............................        --          --          --        --         --         --
                                         --------    --------    --------   -------   --------   --------
Balance, December 31, 1997 ............        --    $     --    $    114    19,995   $     20   $102,260
                                         ========    ========    ========   =======   ========   ========

                                          Accumulated
                                            Deficit   Compensation    Total
                                          --------    ------------   --------
Initial sale of stock .................   $     --      $     --     $    712
Additional sale of stock ..............         --            --        3,143
Stock-based compensation ..............         --           (12)          --
Net loss, July 12 through
December 31, 1995 .....................       (967)           --         (967)
                                          --------      --------     --------
Balance, December 31, 1995 ............       (967)          (12)       2,888

Sale of stock .........................         --            --       59,515
Stock-based compensation ..............         --          (141)       1,139
Stock options exercised ...............         --           (26)          31
Conversion of Preferred to Common Stock         --            --           --
Net loss ..............................    (10,917)           --      (10,917)
                                          --------      --------     --------
Balance, December 31, 1996 ............    (11,884)         (179)      52,656

Sale of stock .........................         --            --       29,523
Acquisition of Avid Corporation .......         --            --        8,117
Sale of stock options .................         --            --           70
Stock-based compensation ..............         --            48           10
Stock options exercised ...............         --             6            9
Net loss ..............................    (37,668)           --      (37,668)
                                          --------      --------     --------
Balance, December 31, 1997 ............   $(49,552)     $   (125)    $ 52,717
                                          ========      ========     ========

      The accompanying notes are an integral part of these consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

Organization and principles of consolidation

      Triangle Pharmaceuticals, Inc. and its subsidiaries (the "Company" or "Triangle"), a development stage company, was formed July 12, 1995 (the "Inception Date"), as a Delaware corporation. The Company is engaged in the development of new drug candidates primarily in the antiviral area and has not yet generated revenues from operations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

      The Company considers all short-term deposits with an initial maturity at date of purchase of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

Restricted deposits

      Restricted deposits consist of cash and cash equivalents which collateralize a letter of credit and have been classified as current or long-term based on the expected release date of such restriction. The carrying amount of these restricted deposits approximates fair value.

Investments

      Investments consist primarily of United States and municipal government agency obligations, corporate bonds, notes and commercial paper, and other fixed income investments. Investments with original maturities at date of purchase beyond three months and less than twelve months are classified as current. Investments with a maturity beyond twelve months are classified as long-term. Investments are considered to be available-for-sale and are carried at fair value. Realized gains and losses are determined using the specific identification method.

Property, plant and equipment

      Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows: laboratory equipment - 5 years; office equipment - 4 to 7 years; and leasehold improvements
- lease term.

Note payable

      The carrying value of the note payable approximates its fair value as the note bears interest at market rates.

Revenue recognition

      Revenue recognition for any products that are developed will be based upon shipment of products.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

License fees

      Upon execution and continuation of license agreements, license initiation and preservation fees are evaluated as to whether the underlying drug candidate has alternative use, and if none, have been recorded as an expense at fair value. License milestone criteria are continuously evaluated. When criterion achievement is probable, the Company records expense at fair value, or will capitalize the fair value if marketing approval is obtained for the licensed compound or if the compound has an alternate future use.

Accrued expenses

      The carrying value of accrued expenses approximates fair value because of their short-term maturity.

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

Net loss per common share

      Basic net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive. Had such options and warrants not been antidilutive, their effect would be to increase the shares used in computing diluted net loss per share to 20,113 shares at December 31, 1997.

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"). SFAS 128 establishes and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 "Earnings Per Share" ("APB 15") and makes them comparable to international EPS standards. Pursuant to the adoption of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, the Company has restated its net loss per share for all previously issued periods. Accordingly, all net loss per share calculations reflect a historical approach methodology rather than the methodology required by the superseded guidance of APB 15 and Staff Accounting Bulletin No. 83 under which amounts were previously presented.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

Stock-based compensation

      During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123.

Recent accounting pronouncements

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in 1998 and believes the adoption of SFAS 130 will not have a material impact on the Company's financial position or results of operations.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Investments

      The following is a summary of the fair value of "available for sale" securities by balance sheet classification:

                                                                 December 31,
                                                            --------------------
                                                             1997         1996
                                                            -------      -------
United States Government obligations .................      $ 6,136      $17,895
Taxable municipals ...................................           --        1,016
Corporate bonds, notes and commercial paper ..........       15,966        9,035
Other fixed income ...................................          996           --
                                                            -------      -------
    Total ............................................      $23,098      $27,946
                                                            =======      =======

       Maturities of debt securities at market value are as follows:

                                                                 December 31,
                                                            --------------------
                                                             1997        1996
                                                            -------     -------
Mature in one year or less ...........................      $23,098     $17,226
Mature after one year through five years .............           --      10,720
                                                            -------     -------
       Total .........................................      $23,098     $27,946
                                                            =======     =======

      Gross realized and unrealized holding gains and losses for the years ended December 31, 1997 and 1996 were not significant.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

3. Property, Plant & Equipment

                                                                 December 31,
                                                            --------------------
                                                             1997        1996
                                                            -------     -------
Laboratory equipment .................................      $ 1,892     $   643
Office equipment .....................................          655         237
Leasehold improvements ...............................          169          53
Construction-in-progress (office and laboratory
  equipment) .........................................          570          --
                                                            -------     -------
                                                              3,286         933
Accumulated depreciation .............................         (414)       (101)
                                                            -------     -------
                                                            $ 2,872     $   832
                                                            =======     =======

      The Company leases office and laboratory facilities and office equipment under various operating leases. Rent expense totaled $998 and $646 for 1997 and 1996, respectively. The Company has provided a $175 letter of credit, collateralized by an equivalent amount of cash and cash equivalents, as security for a lessor.

      Minimum lease payments under operating leases at December 31, 1997 are as follows:


Year                                                       Amount
                                                           ------
1998 ....................................................  $1,256
1999 ....................................................   1,350
2000 ....................................................   1,312
2001 ....................................................   1,268
2002 ....................................................   1,300
Thereafter ..............................................     991
                                                           ------

       Total ............................................  $7,477
                                                           ======

      The Company leases certain laboratory equipment under capital lease agreements. Details of the capitalized leased assets are as follows:

                                                                 December 31,
                                                            --------------------
                                                             1997        1996
                                                            -------     -------
Laboratory equipment .................................      $   567     $   520
Less: accumulated depreciation .......................         (156)        (47)
                                                            -------     -------
Net capitalized leased assets ........................      $   411     $   473
                                                            =======     =======

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

3. Property, Plant & Equipment (Continued)

      Future minimum lease payments under capital lease obligations at December 31, 1997 are as follows:

Year                                                                      Amount
                                                                          -----
1998 ..............................................................       $ 222
1999 ..............................................................         168
2000 ..............................................................         153
2001 ..............................................................           8
                                                                          -----
Total .............................................................         551
Less: amounts representing interest and executory costs ...........         (73)
                                                                          -----
Net present values ................................................       $ 478
                                                                          =====

      Because the interest rates associated with these lease agreements approximate a market rate, the carrying value of these obligations approximates fair value. Interest expense under capital lease obligations for 1997 and 1996 was $40 and $2, respectively.

4. Accrued Expenses

      Accrued expenses consist of the following:

                                                                 December 31,
                                                            --------------------
                                                             1997         1996
                                                            -------      -------
Accrued drug substance ...........................         $1,137         $   24
Accrued clinical studies .........................          2,394             32
Accrued license fees .............................             80            150
Accrued compensation and benefits ................            279            178
Accrued professional fees ........................            497            188
Other ............................................            785            217
                                                           ------         ------
                                                           $5,172         $  789
                                                           ======         ======

      The Company enters into contractual arrangements regarding clinical and toxicology studies in the development of its drug candidates. At December 31, 1997, the Company estimates its commitment to be approximately $3,600 under these agreements; however, this estimate is dependent upon results of the underlying studies.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

5. Long-Term Debt

      Long-term debt consists of the following:

                                                                 December 31,
                                                            --------------------
                                                             1997         1996
                                                            -------      -------
Unsecured note payable to a finance company;
twenty-four monthly payments with final payment due
November 1999; interest payable at a variable rate
(6.85% at December 31, 1997) .........................      $   359      $    --
Current portion ......................................         (181)          --
                                                            -------      -------
                                                            $   178      $    --
                                                            =======      =======

      Interest expense associated with long-term debt obligations for 1997 was $2.

6. Stockholders' Equity

      During 1996 and 1995, the Company issued 5,232 shares of Series A convertible Preferred Stock with a par value of $0.001 per share for $3,900, net of offering costs. During 1996, the Company issued 3,706 shares of Series B convertible Preferred Stock with a par value of $0.001 per share for $18,400, net of offering costs. Preferred voting and dividend rights were one vote for each share, and noncumulative dividends were at an annual rate of $0.05 per share for Series A and $0.35 for Series B. No preferred dividends were declared or paid from the date of inception (July 12, 1995) through the date of conversion of all Preferred Stock into Common Stock on a one-for-one basis in connection with the closing of the Company's initial public offering (the "IPO").

      In connection with a consulting agreement executed in May 1996, the Company issued warrants which entitle the holder to purchase 130 shares of Common Stock at a price of $0.75 per share. The shares represented by the warrants vest over a five year period commencing March 1, 1996. On November 27, 1997, the Company terminated the consulting agreement, and pursuant to the terms of the agreement, canceled 100 of the warrants which were outstanding. In accordance with the terms of the agreement, 30 warrants were vested and are exercisable at December 31, 1997.

      In connection with an equipment lease line obtained in August 1996, the Company issued warrants which entitle the holder to purchase 16 shares of Common Stock at a price of $5.00 per share. The Company recognized $16 of interest expense during 1996 for these warrants.

      On November 6, 1996, the Company completed its IPO of 4,533 shares of Common Stock (including the exercise of the U.S. Underwriters over-allotment option) at $10.00 per share. The net proceeds of this offering, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $41,000. Prior to the closing of the IPO, the Company's certificate of incorporation was amended to modify the number of authorized capital stock to 75,000 shares of Common Stock, $0.001 par value per share, and 5,000 shares of Preferred Stock, $0.001 par value per share. The Company's certificate of incorporation authorizes the Board of Directors (the "Board"), without further action by the stockholders, to issue Preferred Stock, in one or more series and to fix the rights, priorities, preferences, qualifications, limitations and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption, terms of sinking funds and liquidation preferences of each series of Preferred Stock issued.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

6. Stockholders' Equity (Continued)

      On June 6, 1997, the Company issued 2,000 shares of Common Stock for $30,000 in cash, or a price of $15.00 per share (a discount of approximately 15% from the average closing price of the Common Stock over the 30 trading days prior to the date of the transaction). Net proceeds to the Company from the sale were approximately $29,400. The shares were offered and sold to two non-U.S entities and to one accredited investor under Regulation S and Regulation D, respectively. Pursuant to the purchase agreement, the resale of the 2,000 shares was registered on January 23, 1998 on a Registration Statement on Form S-3. The Company was introduced to the purchaser of these shares by one of the Company's outside directors. The director received a finders fee of $500 in connection with the transaction which was recorded as a cost of the offering.

      Under the terms of various agreements, the Company has the option to repurchase shares of Common Stock from certain stockholders who were employed by or who provided services to the Company at the time they acquired those shares. The Company may repurchase such shares in the event the stockholder discontinues employment or provision of services. The repurchase price is limited to the amount the stockholder originally paid for the shares. During 1996 and 1995, the Company issued shares subject to vesting totaling 560 and 2,140, respectively. The number of shares subject to repurchase decreases to zero over periods ranging from three to four years. The Company exercised its option to repurchase all 150 shares of Common Stock from an officer upon her departure from the Company in July 1996. At December 31, 1997, 941 shares were subject to repurchase rights.

      The Company accrued $43 and $347 as of December 31, 1997 and 1996, respectively, for consulting expense related to the portion of the shares for which the Company's repurchase option had lapsed based on the differences between fair value and the selling price per share. During 1997 and 1996, the Company recognized compensation expense of $43 and $1,214, respectively, related to equity instruments for which the Company's repurchase option had lapsed based on the differences between fair value and the selling price per share. Based on the vesting of all equity instruments, the Company expects to recognize expenses of $81 in 1998, $81 in 1999, and $19 in 2000.

7. Stock Option Plans and Stock Purchase Plan

Employee Stock Purchase Plan

      The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board on August 30, 1996, was subsequently approved by the stockholders on September 5, 1996, and became effective November 1, 1996. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions under the Purchase Plan. A reserve of 300 shares of Common Stock has been established for this purpose. The Purchase Plan will be implemented in a series of successive offering periods, each with a maximum duration of twenty-four (24) months. Payroll deductions may not exceed 10% of the participant's base salary for each semi-annual period of participation, and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day of February and August each year, with the first purchase date occurring on the last business day of February, 1997) at a purchase price per share not less than 85% of the lower of (i) the fair market value of the Common Stock on the participant's entry date into the offering period or (ii) the fair market value of the Common Stock on the semi-annual purchase date. Should the fair market value of the Common Stock on any semi-annual purchase date be less than the fair market value of the Common Stock on the first day of the offering period, then the current offering period will automatically end and a new twenty-four month offering period will begin, based on the lower fair market value. The shares vest immediately upon issuance.

      During 1997, the Company issued 14 shares in conjunction with the Purchase Plan. At December 31, 1997, the Company held payroll deductions of $84 which will be converted to shares of Common Stock in 1998. The Purchase

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

7. Stock Option Plans and Stock Purchase Plan (Continued)

Plan had insignificant impact on the Company's 1997 and 1996 operating results and pro forma fair value disclosure as required under SFAS 123.

Salary Investment Option Grant Program

      The Company's Salary Investment Option Grant Program (the "Investment Plan") was activated by the Compensation Committee of the Board on December 13, 1996 for the calendar year 1997 and on December 4, 1997 for calendar year 1998. The Investment Plan allows executive officers and other highly compensated employees of the Company to reduce their base salary for that calendar year by a specified dollar amount not less than $10 nor more than $50. Participants are issued a non-statutory option to purchase that number of shares of Common Stock determined by dividing the total salary reduction amount by an amount equal to one-third of the fair market value per share of Common Stock on the grant date. The option will be exercisable at a price per share equal to the difference between the amount paid by the optionee for the option and the fair market value of the option shares on the grant date. As a result, upon exercise of the options issued under the Investment Plan, the optionee will have paid 100% of the fair market value of the option shares as of the grant date. The option will become vested and exercisable in a series of twelve (12) equal monthly installments over the calendar year for which the salary reduction is in effect and will become fully exercisable and vested upon certain changes in the ownership or control of the Company. Options have a maximum term of ten years from the date of grant.

Director Compensation

      During 1997, all eligible non-employee directors received an option to purchase 1.334 shares of Common Stock for the first year of the director's Board term and 1.333 shares of Common Stock for each additional year remaining on the director's Board term following the automatic option grant. These options have an exercise price equal to 100% of the fair market value of the Common Stock on the grant date and will become exercisable in annual installments after the completion of each year of service following such grant. Options vest on the day immediately preceding the next annual Board meeting and have a maximum term of ten years from the date of grant, or one year from the cessation of Board service.

1996 Stock Incentive Plan

      The Company's 1996 Stock Incentive Plan (the "1996 Plan") serves as the successor equity incentive program to the Company's 1996 Stock Option/Stock Issuance Plan (the "Predecessor Plan"). The 1996 Plan became effective on August 30, 1996 upon adoption by the Board and was subsequently approved by the stockholders on September 5, 1996. 2,200 shares of Common Stock have been authorized for issuance under the 1996 Plan. This initial share reserve is comprised of (i) the shares that remain available for issuance under the Predecessor Plan, including the shares subject to outstanding options thereunder, plus (ii) an additional increase of 500 shares. However, in no event may any one participant receive option grants or direct stock issuances for more than 500 shares in the aggregate per calendar year. The shares vest over a four or five year period.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

7. Stock Option Plans and Stock Purchase Plan (Continued)

      In accordance with the provisions of SFAS 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.

      The following table summarizes the stock option activity for the Company's plans:

                                                                Weighted        Weighted
                                                Number           Average         Average
                                               of Shares     Exercise Price    Fair Value
                                             ------------    --------------   -----------
Options outstanding, December 31, 1995......          --              --             --
Granted below fair value....................       1,168       $   0.320      $   0.234
Granted at fair value.......................         283       $   7.025      $   1.579
Exercised...................................        (317)      $   0.075             --
Forfeited...................................         (38)      $   0.075             --
                                             ------------      ---------      ---------

Options outstanding, December 31, 1996......       1,096       $   2.129             --
Granted at fair value.......................         626       $  21.166      $  11.682
Exercised...................................         (13)      $   0.075             --
Forfeited...................................          --              --             --
                                             ------------      ---------      ---------
Options outstanding, December 31, 1997......       1,709       $   9.121             --
                                             ============      =========      =========

      In December 1997, the Board approved an amendment to the 1996 Plan increasing the total number of shares of Common Stock available for issuance under the 1996 Plan by 1,000 shares. The amendment is subject to stockholder approval at the Company's 1998 Annual Meeting of Stockholders and consequently, such shares have not been included in the table above.

      The following table summarizes information concerning options outstanding at December 31, 1997 and 1996:

                                                                                 Weighted Average
                                                                   Weighted         Remaining
                                                Number              Average     Contractual Life
                                               of Shares        Exercise Price     (In years)
                                             ------------      ---------------  -----------------
Options outstanding-
Price range:
$0.075......................................         752       $   0.075              8.13
$6.000 - $15.750............................         460       $   9.341              8.87
$17.625 - $21.500...........................         115       $  19.217              8.74
$23.625.....................................         382       $  23.625              9.36
                                             ------------      ---------
Options outstanding, December 31, 1997             1,709       $   9.121
                                             ============      =========

Exercisable options outstanding-
Price range:
 $0.075.....................................         752       $   0.075
 $6.000 - $15.750...........................         331       $   6.876
 $17.625 - $21.500..........................           9       $  20.750
 $23.625....................................           0       $   0.000
                                             ------------      ---------
Exercisable options outstanding, December
 31, 1997...................................       1,092       $   2.312
                                             ============      =========
Exercisable options:
 December 31, 1996..........................       1,096       $   2.129
                                             ============      =========

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

7. Stock Option Plans and Stock Purchase Plan (Continued)

      To determine the impact of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      1997             1996
                                                   -----------      -----------
Expected dividend yield ......................            0.00%            0.00%
Expected stock price volatility ..............           65.00%            0.00%
Risk-free interest rate ......................     5.70 - 5.72%     6.01 - 6.07%
Expected life of options .....................        4-5 years        4-5 years

       For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation cost based on the fair value of stock-based instruments granted at grant date, as prescribed by SFAS 123, its pro forma net loss and net loss per common share would have been as follows:

                                                        1997             1996
                                                     ----------      ----------
Net loss - as reported .........................     $  (37,668)     $  (10,917)
Net loss - pro forma ...........................     $  (38,981)     $  (11,120)
Net loss per common share - as reported ........     $    (2.00)     $    (1.89)
Net loss per common share - pro forma ..........     $    (2.07)     $    (1.92)

8. Licensing Agreements

      The Company has entered into seven license agreements for drug candidates as of December 31, 1997. In the aggregate, these agreements required payments of $3,101 upon execution or satisfaction of certain financing milestones, and may require future payments of up to $43,250 contingent upon the achievement of certain development milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,100 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 or another compound acquired in the acquisition of Avid Corporation and its wholly-owned subsidiary (collectively, "Avid"). Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Substantially all of the agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties could range from $500 (if only a single drug candidate is approved for one indication) to $49,500 (if all drug candidates are approved for all indications). Under the terms of one of the license agreements, the Company has been reimbursed $1,515 in 1997 and $485 in 1996 associated with certain development work. Development expenses for the year ended December 31, 1997 and 1996 have been reduced by approximately $1,168 and $832, respectively. Additionally, under the terms of certain of these agreements, the Company granted 700 shares of Common Stock to the licensors.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

9. Income Taxes

      There is no current income tax provision or benefit recorded in any period as the Company has generated net operating losses for income tax purposes for which there is no carryback potential. There is no deferred income tax provision or benefit recorded in any period as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to uncertainty of realization.

      At December 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $40,775 and $8,624, respectively, and a research credit carryforward of approximately $1,951 and $147, respectively, which will expire in years 2006 to 2012. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership" provisions under Section 382 of the Internal Revenue Code. The Company increased the valuation allowance by $4,300 during 1996.

      In connection with Triangle's acquisition of Avid, the Company acquired transferable net operating loss carryforwards, research and development credits and capitalized start-up costs which may be used to offset certain future income. Net operating loss carryforwards associated with Avid will have an annual limitation on the amount available to reduce certain future taxable income.

      The components of deferred taxes are as follows:

                                                          December 31,
                                             ----------------------------------
                                                1997                    1996
                                             -----------             ----------
Loss carryforwards.......................... $    15,982             $    3,363
Research tax credit.........................       1,951                    147
License fees................................       1,270                  1,204
Start-up costs..............................       1,531                     --
                                             -----------             ----------
Deferred tax assets.........................      20,734                  4,714
Deferred tax assets valuation allowance.....     (20,734)                (4,714)
                                             -----------             ----------
Net deferred tax asset...................... $    --                 $    --
                                             ===========             ==========

10. Avid Acquisition

      On August 28, 1997 (the "Acquisition Date"), the Company acquired Avid. Pursuant to the merger agreement, Triangle issued 400 shares of Common Stock in exchange for all outstanding capital stock of Avid. Triangle also agreed to issue up to 2,100 additional shares of Common Stock, the issuance of 1,600 shares of which is contingent upon Triangle initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999, or electing on or before that date to continue the development of DMP-450 even if such clinical trials have not been initiated. The issuance of the remaining 500 shares is contingent upon the attainment of other development milestones with DMP-450 or one of Avid's other compounds. Issuance of any of these contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. The 400 shares issued had an aggregate fair market value of approximately $8,117 and direct transaction costs were approximately $1,100, primarily comprised of investment banking and legal fees. The total purchase price of $9,217 has been allocated to the assets purchased and liabilities assumed based on their respective fair market values. In connection with the acquisition, the Company incurred a charge of $11,261 in the third quarter of 1997 for acquired in-process research and development as it assumed operating and other liabilities of Avid totaling approximately $1,250 and certain development liabilities totaling approximately $1,000.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

10. Avid Acquisition (Continued)

The merger was accounted for as a purchase and the operating results of Avid have been included in the Company's consolidated financial statements from the Acquisition Date.

      Avid's principal assets consist of worldwide license rights to DMP-450, a protease inhibitor, for the treatment of human immunodeficiency virus infection, early preclinical stage compounds for the treatment of hepatitis B virus ("HBV") infection, proprietary assays to screen compounds for the treatment of HBV and assay technology for potential use in screening compounds for the treatment of hepatitis C virus infection.

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Avid had occurred at the beginning of 1997 and 1996:

                                                    (Unaudited)     (Unaudited)
                                                       1997            1996
                                                    -----------     -----------
Revenues............................................$      --       $      --
Net loss............................................$ (40,821)      $ (26,889)
Net loss per common share...........................$   (2.13)      $   (4.35)

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

11. Litigation and Other Contingencies

      The Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to three of its licensed drug candidates, including FTC. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1997
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

12. Subsequent Events

      License Agreement

      On February 27, 1998, the Company executed a license agreement with Bukwang Pharm. Ind. Co., Ltd. ("Bukwang") for L-FMAU, the Company's eighth licensed drug candidate, for the treatment of HBV and all other human antiviral applications. The Company paid a license initiation fee of $6.0 million and will be required to make development milestone payments of up to $32.5 million and sales milestone payments of up to $30.0 million. The Company is also required to make annual minimum royalty payments beginning the third year after FDA registration is granted for the first product. Payment of the license initiation fee resulted in the Company incurring a $6.0 million charge in the first quarter of 1998. The license agreement grants Triangle exclusive worldwide rights, except for Korea. The Company will be required to meet certain milestone obligations and to conduct and fund certain development work with respect to L-FMAU.

      Stock Offering (unaudited)

      Subsequent to March 3, 1998, the Company expects to file a registration statement with the Securities and Exchange Commission for the sale of 3,000 shares of its Common Stock. The Company intends to use the proceeds for general corporate purposes, including the Company's drug development programs such as preclinical testing and clinical trials, the payment of license fees, the costs of obtaining patent protection and other payments to licensors, the potential acquisition of additional drug candidates, the development of computerized systems to support clinical trials and general working capital needs.

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

(c) Business Expenses. The information under the heading "Business Expenses," appearing in the Proxy Statement, is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1) Financial Statements

      The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements on page 47.

      (2) Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   Reports on Form 8-K.

      On November 11, 1997, the Company filed a Current Report on Form 8-K/A, which amended its Current Report on Form 8-K dated September 11, 1997, filed in connection with the Company's acquisition of Avid. The consolidated financial statements of Avid and the pro forma condensed combined financial information of Triangle and Avid were filed under the Current Report on Form 8-K/A.

(c)   Exhibits

Exhibit
Number      Description
------      -----------

*2.1 Agreement and Plan of Reorganization among the Company, Project Z Corporation and Avid Corporation dated June 30, 1997.

+3.1        Restated Certificate of Incorporation of the Company.

+3.2        Second Restated Certificate of Incorporation of the Company.

+3.3        Bylaws of the Company, as amended.

+3.4        Restated Bylaws of the Company.

+4.1        Form of Certificate for Common Stock.

+10.1       Form of Restricted Stock Purchase Agreement.

+10.2       Form of Employee Proprietary Information Agreement.

+10.3       Form of Scientific Advisor Agreement.

+10.4 Series A Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated July 19, 1995.

+10.5 Series A Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated October 31, 1995.

+10.6 Series A Preferred Stock Purchase Agreement among the Company and Schroder Venture Managers Limited dated November 8, 1995.

+10.7 Series A Preferred Stock Purchase Agreement among the Company and Chris Rallis dated November 8, 1995.

+10.8 License Agreement between the Company, Karl Hostetler, M.D. and Dennis Carson, M.D., dated November 16, 1995.

+10.9 Consulting Agreement between the Company and Karl Hostetler, M.D., dated November 16, 1995.

+10.10 Consulting Agreement between the Company and Dennis Carson, M.D., dated November 16, 1995.

+10.11 Option Agreement between the Company and Mitsubishi Chemical Corporation, dated December 20, 1995.

+10.12      Sublease between the Company and Eli Lilly, dated January 18, 1996.

+10.13      Letter of Credit from First Union Bank, dated February 28, 1996.

+10.14      1996 Stock Option/Stock Issuance Plan.

+10.15      1996 Stock Option/Stock Issuance Plan Form of Notice of Grant.

+10.16      1996 Stock Option/Stock Issuance Plan Form of Stock Option
            Agreement.

+10.17      1996 Stock Option/Stock Issuance Plan Form of Stock Purchase
            Agreement.

+10.18      Sublease Amendment between the Company and Eli Lilly, dated March 1,
            1996.

+10.19 License Agreement among the Company, Emory University and the University of Georgia Research Foundation, Inc. for compound DAPD, dated March 31, 1996.

+10.20 License Agreement among the Company, Emory University and the University of Georgia Research Foundation, Inc. for compound CS-92, dated March 31, 1996.

+10.21 Restricted Stock Purchase Agreement among the Company and the stockholders listed on Exhibit A thereto, dated March 31, 1996.

+10.22 License Agreement between the Company and Emory University for compound FTC, dated April 17, 1996.

+10.23 Restricted Stock Purchase Agreement between the Company and Emory University, dated April 17, 1996.

+10.24 Amended and Restated Investors' Rights Agreement among the Company and the Investors listed on Schedule A thereto, dated April 17, 1996.

+10.25 Series A Preferred Stock Purchase Agreement among the Company and the stockholders listed on Schedule A thereto, dated May 9, 1996.

+10.26 Stock Purchase Warrant between the Company and Burrill & Craves, dated May 21, 1996.

+10.27 Investors' Rights Agreement between the Company and Burrill & Craves, dated May 21, 1996.

+10.28 Series B Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated June 11, 1996.

+10.29 Restated Investors' Rights Agreement among the Company and certain stockholders of the Company, dated June 11, 1996.

+10.30 Restated Co-Sale Agreement among the Company and certain stockholders of the Company, dated June 11, 1996.

+10.31 Second Amendment to Sublease between the Company and Eli Lilly and Company, dated August 2, 1996.

+10.32 Master Lease Agreement between the Company and Comdisco Ventures dated August 8, 1996.

+10.33 Stock Purchase Warrant between the Company and Comdisco Ventures dated August 8, 1996.

+10.34 Option Agreement between the Company and The Regents of the University of California, dated September 1, 1996.

+10.35 Sponsored Research Agreement between the Company and The Regents of the University of California, dated September 1, 1996.

+10.36      1996 Stock Incentive Plan.

+10.37      1996 Stock Incentive Plan Form of Notice of Grant.

+10.38      1996 Stock Incentive Plan Form of Stock Option Agreement.

+10.39      1996 Stock Incentive Plan Form of Stock Purchase Agreement.

+10.40      Employee Stock Purchase Plan.

+10.41 Form of Indemnification Agreement between the Company and each of its directors.

+10.42 Form of Indemnification Agreement between the Company and each of its officers.

+10.43 Form of Written Consent of Holders of Series A and Series B Preferred Stock to conversion, dated September 5, 1996.

+10.44      Form of Waiver of Registration Rights, dated September 5, 1996.

++10.45 Employment Agreement between the Company and Dr. David W. Barry, dated October 28, 1996 (filed as Exhibit 10.44 to the Company's Form 10-K filed on March 28, 1997.

**10.46 License Agreement dated as of December 18, 1996 between Avid Corporation and The Dupont Merck Pharmaceutical Company (filed as
            Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 1997).

*10.47 Common Stock Purchase Agreement among the Company and the investors listed on Exhibit A thereto dated June 6, 1997 (filed as Exhibit
            10.1 to the Company's Form 10-Q filed on August 14, 1997).

*10.48 First Amendment to Restated Investors' Rights Agreement among the Company and certain stockholders' of the Company dated June 6, 1997 (filed as Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 1997).

*10.49 License Agreement between the Company and Mitsubishi Chemical Corporation dated June 17, 1997 (filed as Exhibit 10.3 to the Company's Form 10-Q filed on August 14, 1997).

**10.50 First Amendment to License Agreement between Avid Corporation and The Dupont Merck Pharmaceutical Company, dated as of August 26, 1997 (filed as Exhibit 10.2 to the Company's Form 10-Q filed on November 14, 1997).

***10.51 License Agreement dated as of February 27, 1998, between the Company and Bukwang Pharm. Ind. Co., Ltd.

11.1        Computation of Net Loss Per Share.

23.1        Consent of Price Waterhouse LLP, Independent Accountants.

24.1        Power of Attorney (see page 71).

27.1        Financial Data Schedule.

----------

+ Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 filed on September 9, 1996.

++ Incorporated by referenced to the same-numbered exhibit (except as otherwise indicated) to the Company's Form 10-K filed on March 28, 1997.

* Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Form 10-Q filed on August 14, 1997.

** Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Form 10-Q filed on November 14, 1997.

*** Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, as amended.

Supplemental Information

    Copies of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to the Registrant's stockholders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 9, 1998              TRIANGLE PHARMACEUTICALS, INC.

                                  By: /s/ David W. Barry
                                      ----------------------------------------
                                          David W. Barry
                                          Chairman and Chief Executive Officer


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


     Signature                             Title                       Date
     ---------                             -----                       ----

/s/ David W. Barry               Chairman of the Board and         March 9, 1998
------------------                Chief Executive Officer
(David W. Barry)               (Principal Executive Officer)

/s/ James A. Klein, Jr.           Chief Financial Officer          March 9, 1998
-----------------------                and Treasurer
(James A. Klein, Jr.)           (Principal Financial and
                                   Accounting Officer)

/s/ M. Nixon Ellis               Director, President and           March 9, 1998
------------------               Chief Operating Officer
(M. Nixon Ellis)

/s/ Anthony B. Evnin                     Director                  March 9, 1998
--------------------
(Anthony B. Evnin)

/s/ Standish M. Fleming                  Director                  March 9, 1998
-----------------------
(Standish M. Fleming)

/s/ Karl Y. Hostetler                    Director                  March 9, 1998
---------------------
(Karl Y. Hostetler)

/s/ George McFadden                      Director                  March 9, 1998
-------------------
(George McFadden)

/s/ Peter McPartland
(Peter McPartland)                       Director                  March 9, 1998