Form 10-Q
period 1998-03-31
TRIANGLE PHARMACEUTICALS INC
filed 1998-05-08
CIK 1022622

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

         As of April 15, 1998, there were 24,040,538 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         TRIANGLE PHARMACEUTICALS, INC.
                               TABLE OF CONTENTS

Part I.  Financial Information

                                                                                                    PAGE NO.
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 1998 (unaudited) and December 31, 1997...................................3

                  Condensed Consolidated Statements of Operations (unaudited)
                    Three Months Ended March 31, 1998 and March 31, 1997 and
                    Period From Inception (July 12, 1995) Through March 31, 1998.......................4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                    Three Months Ended March 31, 1998 and March 31, 1997 and
                    Period From Inception (July 12, 1995) Through March 31, 1998.......................5

                  Condensed Consolidated Statements of Stockholders' Equity
                    Period From Inception (July 12, 1995) Through December 31,
                    1995, 1996 and 1997 and
                    the Three Months Ended March 31, 1998 (unaudited)..................................6

                  Notes to Condensed Consolidated Financial Statements (unaudited)...................7-8

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................................9-23

Part II. Other Information

         Item 2.  Change in Securities and Use of Proceeds............................................24

         Item 6.  Exhibits and Reports on Form 8-K....................................................25

         Signatures.................................................................................. 26


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRIANGLE PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share amounts)

                                                                            MARCH 31,     DECEMBER 31,
                                                                              1998            1997
                                                                            --------        --------
                                                                          (unaudited)
ASSETS
Current assets:

    Cash and cash equivalents..........................................     $ 29,303        $ 34,698
    Restricted deposits................................................           45              43
    Investments........................................................       12,141          23,098
    Interest receivable................................................          226             300
    Prepaid expenses...................................................          865             791
                                                                            --------        --------
       Total current assets............................................       42,580          58,930
Property, plant and equipment, net.....................................        3,316           2,872
Restricted deposits....................................................           64              76
                                                                            --------        --------

       Total assets....................................................     $ 45,960        $ 61,878
                                                                            --------        --------
                                                                            --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable...................................................     $  2,001        $  3,152
    Capital lease obligation--current..................................          119             178
    Long-term debt--current............................................          181             181
    Accrued expenses...................................................        6,816           5,172
                                                                            --------        --------
       Total current liabilities.......................................        9,117           8,683
Capital lease obligation--noncurrent...................................          257             300
Long-term debt.........................................................          112             178
                                                                            --------        --------
       Total liabilities...............................................        9,486           9,161
                                                                            --------        --------
Commitments and contingencies (See note 4).............................           --              --
Stockholders' equity:
    Common Stock, $0.001 par value; 75,000 shares authorized;
       20,015 and 19,995 shares, issued and outstanding, respectively..           20              20
    Warrants...........................................................          114             114
    Additional paid-in capital.........................................      102,411         102,260
    Accumulated deficit during development stage.......................      (65,960)        (49,552)
    Deferred compensation..............................................         (111)           (125)
                                                                            --------        --------
       Total stockholders' equity......................................       36,474          52,717
                                                                            --------        --------

       Total liabilities and stockholders' equity......................     $ 45,960        $ 61,878
                                                                            --------        --------
                                                                            --------        --------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TRIANGLE PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share amounts)

                                                                                          PERIOD FROM
                                                                                           INCEPTION
                                                THREE MONTHS           THREE MONTHS     (JULY 12, 1995)
                                                    ENDED                 ENDED             THROUGH
                                               MARCH 31, 1998         MARCH 31, 1997     MARCH 31, 1998
                                               ---------------        --------------     --------------
Operating expenses:

  License fees.............................     $     6,000            $        --        $     9,877
  Development..............................           8,696                  2,749             35,903
  Purchased research and development.......              --                     --             11,261
  General and administrative...............           2,446                  1,521             14,080
                                                -----------            -----------        -----------
Loss from operations.......................         (17,142)                (4,270)           (71,121)
Interest income, net.......................             734                    726              5,161
                                                -----------            -----------        -----------

Net loss...................................     $   (16,408)           $    (3,544)       $   (65,960)
                                                -----------            -----------        -----------
                                                -----------            -----------        -----------

Basic and diluted net loss per common
   shares..................................     $     (0.82)           $     (0.20)
                                                -----------            -----------
                                                -----------            -----------

Shares used in computing  net loss per
   common share............................          20,007                 17,580
                                                -----------            -----------
                                                -----------            -----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         TRIANGLE PHARMACEUTICALS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                   (In thousands)

                                                                                                          PERIOD FROM
                                                                                                           INCEPTION
                                                          THREE MONTHS            THREE MONTHS           (JULY 12, 1995)
                                                             ENDED                   ENDED                   THROUGH
                                                         MARCH 31, 1998          MARCH 31, 1997          MARCH 31, 1998
                                                     ---------------------     --------------------   ---------------------
Cash flows from operating activities:
Net loss............................................      $ (16,408)               $  (3,544)              $ (65,960)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization....................            171                       51                     585
   Purchased research and development...............             --                       --                  11,261
   Stock-based compensation: license fees...........             --                       --                     636
   Stock-based compensation: development............             11                       11                     401
   Stock-based compensation: general and
      administrative................................              9                       41                     240
   Change in assets and liabilities:
      Receivables...................................             74                       51                    (226)
      Prepaid expenses..............................            (74)                     205                    (865)
      Accounts payable..............................         (1,151)                    (853)                  2,001
      Accrued expenses..............................          1,638                      712                   6,716
                                                          ---------                ---------               ---------
Net cash used by operating activities...............        (15,730)                  (3,326)                (45,211)
                                                          ---------                ---------               ---------
Cash flows from investing activities:
   Sale (purchase) of restricted deposits...........             10                       27                    (109)
   Purchase of investments..........................         (3,000)                  (7,593)                (65,527)
   Proceeds from sale and maturity of investments...         13,957                    5,908                  53,386
   Purchase of property, plant and equipment........           (615)                    (126)                 (3,726)
   Acquisition of Avid Corporation, net of cash
      acquired......................................             --                       --                  (3,053)
                                                          ---------                ---------               ---------
Net cash provided (used) by investing activities....         10,352                   (1,784)                (19,029)
                                                          ---------                ---------               ---------
Cash flows from financing activities:
   Sale of stock, net of related issuance costs.....            126                       36                  93,019
   Sale of options under salary investment option
      grant program.................................             24                       18                      94
   Proceeds from stock options exercised............              1                        1                      27
   Proceeds from notes payable......................             --                       --                     374
   Equipment financing..............................             --                       --                     354
   Principal payments on capital lease
      obligations and notes payable.................           (168)                     (32)                   (325)
                                                          ---------                ---------               ---------
Net cash (used) provided by financing activities....            (17)                      23                  93,543
                                                          ---------                ---------               ---------
Net (decrease) increase in cash and cash
   equivalents......................................         (5,395)                  (5,087)                 29,303
Cash and cash equivalents at beginning of period....         34,698                   25,255                      --
                                                          ---------                ---------               ---------
Cash and cash equivalents at end of period..........      $  29,303                $  20,168               $  29,303
                                                          ---------                ---------               ---------
                                                          ---------                ---------               ---------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                        CONVERTIBLE PREFERRED
                                               STOCK                     COMMON STOCK    ADDITIONAL              DEFERRED
                                        -------------------            ----------------    PAID-IN   ACCUMULATED  COMPEN-
                                         SHARES     AMOUNT   WARRANTS   SHARES   AMOUNT    CAPITAL     DEFICIT    SATION    TOTAL
                                        --------   --------  --------  -------- -------  ----------  ----------  --------  --------
Initial sale of stock..................     933     $  1     $  --      1,175    $  1    $    710    $     --    $   --    $   712
Additional sale of stock...............   4,249        4        --      1,495       2       3,137          --        --      3,143
Stock-based compensation...............      --       --        --         --      --          12          --       (12)        --
Net loss, July 12 through
 December 31, 1995.....................      --       --        --         --      --          --        (967)       --       (967)
                                          -----     ----     -----     ------    ----    --------    --------    ------   --------
Balance, December 31, 1995.............   5,182        5        --      2,670       3       3,859        (967)      (12)     2,888

Sale of stock..........................   3,756        4        --      4,943       5      59,506          --        --     59,515
Stock-based compensation...............      --       --       152        700       1       1,127          --      (141)     1,139
Stock options exercised................      --       --        --        317      --          57          --       (26)       31
Conversion of Preferred to Common Stock  (8,938)      (9)       --      8,938       9          --          --        --        --
Net loss...............................      --       --        --         --      --          --     (10,917)       --    (10,917)
                                          -----     ----     -----     ------    ----    --------    --------    ------   --------
Balance, December 31, 1996.............      --       --       152     17,568      18      64,549     (11,884)     (179)    52,656
Sale of stock..........................      --       --        --      2,014       2      29,521          --        --     29,523
Acquisition of Avid Corporation........      --       --        --        400      --       8,117          --        --      8,117
Sale of stock options..................      --       --        --         --      --          70          --        --         70
Stock-based compensation...............      --       --       (38)        --      --          --          --        48         10
Stock options exercised................      --       --        --         13      --           3          --         6          9
Net loss...............................      --       --        --         --      --          --     (37,668)       --    (37,668)
                                          -----     ----     -----     ------    ----    --------    --------    ------   --------
Balance, December 31, 1997.............      --       --       114     19,995      20     102,260     (49,552)     (125)    52,717
     (UNAUDITED)
Sale of stock..........................      --       --        --         13      --         126          --        --        126
Sale of stock options..................      --       --        --         --      --          24          --        --         24
Stock-based compensation...............      --       --        --         --      --          --          --        12         12
Stock options exercised................      --       --        --          7      --           1          --         2          3
Net loss...............................      --       --        --         --      --          --     (16,408)       --    (16,408)
                                          -----     ----     -----     ------    ----    --------    --------    ------   --------
Balance, March 31, 1998................      --     $ --     $ 114     20,015    $ 20    $102,411    $(65,960)   $ (111)  $ 36,474
                                          -----     ----     -----     ------    ----    --------    --------    ------   --------
                                          -----     ----     -----     ------    ----    --------    --------    ------   --------

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRIANGLE PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                       (In thousands, except per share amounts)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Triangle Pharmaceuticals, Inc. and its subsidiaries (the "Company" or "Triangle") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

2.       PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       NET LOSS PER COMMON SHARE

       Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive. For the three month periods ended March 31, 1998 and 1997, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE" ("EPS"). Pursuant to the adoption of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, the Company has restated its net loss per common share for all previously issued periods, including the three-month period ending March 31, 1997. Accordingly, all net loss per share calculations reflect a historical approach methodology rather than the methodology required by the superceded guidance of Accounting Principles Board Opinion No. 15 and Staff Accounting Bulletin No. 83 under which amounts were previously presented.

                          TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                     (In thousands, except per share amounts)

4.       LICENSING AGREEMENTS

         The Company's existing license agreements, including the license agreement relating to L-FMAU discussed below, require future payments of up to $75,750 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,100 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 or another compound acquired in the acquisition of Avid Corporation and its wholly-owned subsidiary. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Substantially all of the agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $500 (if only a single drug candidate is approved for one indication) to $56,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

         On February 27, 1998, the Company executed a license agreement with Bukwang Pharm. Ind. Co., Ltd. ("Bukwang") for L-FMAU, the Company's eighth licensed drug candidate, for the treatment of the hepatitis B virus ("HBV") and all other human antiviral applications. The Company paid a license initiation fee of $6,000 and will be required to make development milestone payments of up to $32,500 and sales milestone payments of up to $30,000. The Company is also required to make annual minimum royalty payments beginning the third year after FDA registration is granted for the first product. The license agreement grants Triangle exclusive worldwide rights, except for Korea. The Company will be required to meet certain milestone obligations and to conduct and fund certain development work with respect to L-FMAU.

5.       ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 31, 1997 and was adopted by the Company in the three months ended March 31, 1998. Adoption of SFAS 130 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

6.     STOCK OFFERING

         On April 15, 1998, the Company completed registration of 4,025 shares of Common Stock at $15.00 per share with the Securities and Exchange Commission (the "Commission"). The net proceeds of this offering, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $55,832. The Company intends to use the proceeds for general corporate purposes, including the Company's drug development programs such as preclinical testing and clinical trials, the payment of license fees, the costs of obtaining patent protection and other payments to licensors, the potential acquisition of additional drug candidates, the development of computerized systems to support clinical trials and general working capital needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN CERTAIN PROJECTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "--RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS OR TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDED IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K AS WELL AS WITH THE COMPANY'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

         Triangle is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing its drug candidates. The Company has not received any revenues from the sale of products and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of March 31, 1998, the Company's accumulated deficit was approximately $66.0 million.

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

RESULTS OF OPERATIONS

INTEREST INCOME, NET

         The Company had total net interest income of $734,000 for the three months ended March 31, 1998, as compared to $726,000 for the same period in 1997. The relatively little change in interest income corresponds to relatively consistent average cash and investment balances, and investment return between the two periods. See "--Liquidity and Capital Resources."

LICENSE FEES

         License fees totaled $6.0 million for the three months ended March 31, 1998, as compared to no fees for the same period of 1997. The increase relates entirely to the in-licensing of L-FMAU, the Company's eighth licensed drug candidate. L-FMAU was licensed from Bukwang on February 27, 1998 for treatment of HBV and all other human antiviral applications and resulted in a $6.0 million license initiation fee payment in the first quarter of 1998.

DEVELOPMENT EXPENSES

         Development expenses totaled $8.7 million for the three months ended March 31, 1998, as compared to $2.7 million for the same period in 1997. Development expenses for 1998 consisted primarily of expenses for drug synthesis, clinical trials, compensation, toxicology studies, and patent related activities of the Company's drug candidates. The substantial increase in 1998 development expenses, as compared to the three month period ending March 31, 1997, is the result of the Company's continued and more extensive drug development activities including the addition of drug candidates within its portfolio and expansion of development personnel. Currently, the Company has eight licensed drug candidates with an option to license a ninth drug candidate. The Company expects its development expenses to continue to increase in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, like L-FMAU, development expenses would increase as a result.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses totaled $2.4 million for the three months ended March 31, 1998, as compared to $1.5 million for the same period in 1997. General and administrative expenses for 1998 consisted primarily of compensation expense, rent expense and amounts paid for outside professional services. The 61% increase in 1998 general and administrative expense, as compared to the three-month period ending March 31, 1997, is predominantly attributable to growth of the Company's operations. Specifically, the Company has increased compensation, benefit, and general operating expenses, as well as increased rent expense associated with expanding its office and laboratory facilities, in association with the hiring of additional personnel. The Company expects that its general and administrative expenses will continue to increase significantly in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception (July 12, 1995) through March 31, 1998 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $51.7 million (net of offering costs), and from the Company's initial public offering, which was completed in November 1996 and provided aggregate net proceeds of approximately $41.0 million (net of offering costs). In addition, the Company has received approximately $2.0 million as reimbursement of certain development expenses under a license agreement for one of its drug candidates.

         At March 31, 1998, the Company had net working capital of $33.5 million, a decrease of approximately $16.8 million over working capital at December 31, 1997. The decrease is principally the result of increased costs of development of the Company's drug candidates, the payment of a $6.0 million license initiation fee for L-FMAU, and an increase of administrative costs as the Company increases its staff. At March 31, 1998, the Company's principal source of liquidity was $29.3 million of cash and cash equivalents and $12.1 million of short-term investments which are "available for sale," reflecting an approximate $16.4 million decrease of cash, cash equivalent and investment balances over those at December 31, 1997.

         The Company had a note payable and secured equipment lease line obligations totaling $669,000 at March 31, 1998 as compared to $837,000 at December 31, 1997. The decrease in these obligations relates to the Company liquidating its capital lease obligation assumed in the Avid Corporation acquisition and normal monthly principal payments on its notes payable and other capital lease obligations.

         On April 15, 1998, the Company completed a public offering of 4,025,000 shares of Common Stock at $15.00 per share. The net proceeds of this offering, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $55.8 million. The Company intends to use the proceeds for general corporate purposes, including the Company's drug development programs such as preclinical testing and clinical trials, the payment of license fees, the costs of obtaining patent protection and other payments to licensors, the potential acquisition of additional drug candidates, the development of computerized systems to support clinical trials and general working capital needs.

         The Company expects that its capital requirements will increase substantially in future periods as the Company funds its drug development programs, develops a sales and marketing organization, acquires drug substance from third party manufacturers, develops a distribution system with outside vendors and incurs other administrative expenditures necessary to support the Company. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements, including L-FMAU, require future cash payments of up to $75.8 million contingent upon the achievement of certain development milestones, up to $30.0 million upon the achievement of certain sales milestones and up to 2,100,000 shares of Common Stock contingent upon the achievement of certain development milestones. One of the Company's licensors has the option to receive $2.0 million of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $500,000 (if only a single drug candidate is approved for one indication) to $56.5 million (if all drug candidates are approved for all indications) under the Company's existing license agreements.

         On February 27, 1998, the Company executed a license agreement for L-FMAU granting Triangle exclusive worldwide rights, except for Korea, for the treatment of HBV and all other human antiviral applications. The Company paid $6.0 million in the first quarter as an initial license fee and will be required to make development milestone payments of up to $32.5 million and sales milestone payments of up to $30.0 million. The Company is also required to make annual minimum royalty payments beginning the third year after FDA registration is granted for the first licensed product. In conjunction with this agreement, the Company will be required to meet certain milestone obligations and to conduct and fund certain development work.

         The Company believes that its existing cash, cash equivalents and investments in conjunction with its recently completed public offering will be adequate to satisfy its anticipated capital requirements through August 1999. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "--Risks and Uncertainties--Future Capital Needs; Uncertainty of Additional Funding."

LITIGATION AND OTHER CONTINGENCIES

         As discussed below in "--Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses, and Proprietary Rights.", the Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to three of its licensed drug candidates, including FTC. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests, including but not limited to any adverse development related to the patent rights licensed to the Company for these three drug candidates or the Company's rights or obligations related thereto, could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow.

YEAR 2000 COMPLIANCE

         The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. The Company is in the process of confirming its compliance regarding Year 2000 issues for both internal and external information systems and it expects to complete the process by the end of 1998. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.

RISKS AND UNCERTAINTIES

         IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, THE FOLLOWING RISKS AND UNCERTAINTIES SHOULD BE CAREFULLY CONSIDERED IN EVALUATING TRIANGLE AND ITS BUSINESS.

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

         The Company has incurred losses since its inception. As of March 31, 1998, the Company's consolidated accumulated deficit was approximately $66.0 million. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates and general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so until at least the year 2000. The Company will incur significant additional operating losses over the next several years and expects these losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish and maintain relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

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

         The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next several years. As a result, additional equity or debt financings will be required in the future to fund the Company's operations. There can be no assurance that the Company will be able to consummate any such financings on favorable terms or at all, or that such financings, if consummated, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its drug development programs or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain technologies or drug candidates that the Company would not otherwise desire to relinquish. In addition, from time to time, the Company considers the acquisition of technologies and drug candidates that, if completed, could increase the Company's capital requirements. The Company's inability to fund its capital requirements would have a material adverse effect on the Company.

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

UNCERTAINTY OF PATENTS; DEPENDENCE ON PATENTS, LICENSES AND PROPRIETARY RIGHTS

         The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent protection with respect to its drug candidates, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others and to obtain appropriate licenses to patents or proprietary rights held by third parties, both in the United States and in foreign countries. The Company has no patents in its own name and has only three patent applications of its own pending, but has obtained or has an option to obtain licenses to patents, patent applications and other proprietary rights from third parties with respect to each of its nine drug candidates.

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

         The Company is aware of significant risks regarding the patent rights licensed by the Company relating to three of the nine compounds comprising the Company's existing drug candidate portfolio. The Company may not be able to commercialize FTC, DAPD or CS-92 for human immunodeficiency virus ("HIV") and/or HBV due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or coactively to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC, DAPD and CS-92 to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC, DAPD and/or CS-92 in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all.
In addition, even in the absence of an unfavorable resolution of any of these questions, the Company may attempt to obtain licenses from one or more third parties in order to reduce or eliminate the risks relating to some or all of these matters. There can be no assurance that the Company will elect to obtain any such licenses or that such licenses will be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds could have a material adverse effect on the Company.

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

         With respect to any of the Company's drug candidates, litigation, opposition and interference proceedings, including the currently pending proceedings, could result in substantial cost to the Company. The Company expects the costs of the currently pending interference proceedings to increase significantly during the next several years. The Company anticipates that additional litigation and/or patent interference or opposition proceedings will be necessary or may be initiated by the Company's licensors or by third parties to enforce any patents to which the Company has rights or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention, any of which could result in substantial costs and/or delays to the Company. The outcome of any of these proceedings may affect the Company's drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, two interferences have already been declared by the PTO in connection with the FTC technology. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the drug candidates licensed or optioned by the Company from Emory, UGARF, The Regents of the University of California (the "Regents"), The DuPont Merck Pharmaceutical Company ("DuPont Merck") and Mitsubishi Chemical Corporation ("Mitsubishi"), each of these licensors is primarily responsible for any patent prosecution activities for the technology licensed to the Company, such as litigation, interference, opposition or other actions and, except for litigation expenses incurred by DuPont Merck and all patent prosecution expenses incurred by Mitsubishi, the Company is required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and UGARF, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at the Company's expense. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless Emory, UGARF, the Regents, DuPont Merck, Mitsubishi and/or Yale do not elect to institute or elect to abandon such proceedings. In cases where Emory, UGARF, the Regents, DuPont Merck, Mitsubishi and/or Yale elect to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which these licensors conduct the proceedings. These licensors could, in any proceedings they elect to initiate and maintain, decide not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

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

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

         Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. The time required for completing preclinical testing and clinical trials and obtaining regulatory approvals is uncertain. The Company may decide to replace a drug candidate in preclinical testing and/or clinical trials with a modified drug candidate, thus extending the development period. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries. The Company's drug candidates may not qualify for accelerated development and/or approval under FDA regulations and, even if some of the Company's drug candidates qualify for accelerated development and/or approval, they may not be approved for marketing sooner than would be historically expected or at all. There can be no assurance that even after substantial time and expenditures, any of the Company's drug candidates under development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety and effectiveness of its drug candidates to the satisfaction of the FDA or foreign regulatory authorities, the Company will be unable to commercialize its drug candidates and will be materially adversely affected. Further, even if regulatory approval of a drug candidate is obtained, the approval may entail limitations on the indicated uses for which the drug candidate may be marketed. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, refusal to approve pending applications, refusal to permit exports from the United States, product recalls, seizure of products, injunctions, operating restrictions and criminal prosecutions. Further, the FDA and/or foreign regulatory authorities may adopt policy changes or additional government regulations that could prevent or delay regulatory approval of the Company's drug candidates.

         The effect of governmental regulation may be to delay the marketing of new products for a considerable period of time or to prevent such marketing altogether, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. Adverse clinical results by others could have a negative impact on the regulatory process and timing with respect to the development and approval of the Company's drug candidates. A delay in obtaining or failure to obtain regulatory approvals for any of the Company's drug candidates could have a material adverse effect on the Company. To the extent that the Company's drug candidates are intended for use as coactive (i.e., combination) therapy with one or more other drugs, adverse safety, effectiveness or regulatory developments in connection with such other drugs may also have a material adverse effect on the Company. The extent and character of potentially adverse governmental regulation that may arise from future legislation or administrative action cannot be predicted.

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

RISKS RELATED TO LICENSE AND OPTION AGREEMENTS

         The agreements pursuant to which the Company has in-licensed or obtained an option to in-license its drug candidates permit the Company's licensors to terminate the agreements under certain circumstances, such as the failure by the Company to achieve certain development milestones or the occurrence of an uncured material breach by the Company. The termination of any of these agreements could have a material adverse effect on the Company. Upon termination of the license agreements with Emory, UGARF and Bukwang, the Company is required to grant to Emory, UGARF and Bukwang a non-exclusive, royalty free license to all of the Company's interest in the licensed technology (including any improvements to the technology developed by the Company). Upon termination of the license agreement with DuPont Merck, the Company is required to transfer all approved and pending New Drug Applications relating to DMP-450 to DuPont Merck. In addition, the license and option agreements with Emory, UGARF, the Regents, DuPont Merck and Mitsubishi provide that each of these licensors is primarily responsible for any patent prosecution activities for the technology licensed to the Company, such as litigation, interference, opposition or other actions and, except for litigation expenses incurred by DuPont Merck and all patent prosecution expenses incurred by Mitsubishi, the Company is required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and UGARF, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at the Company's expense. The Company believes that these costs as well as other costs under the license and option agreements relating to the Company's drug candidates will be substantial and may increase significantly during the next several years, and any inability or failure of the Company to pay these costs with respect to any drug candidate could result in the termination of the license or option agreement for such drug candidate, which could have a material adverse effect on the Company.

LACK OF MANUFACTURING CAPABILITIES

         The Company does not have any manufacturing capacity and relies on third party manufacturers for the manufacture of all of its clinical trial material. The Company currently plans to expand its existing relationships or to seek to establish relationships with additional third party manufacturers for the commercial production of any products it may develop. There can be no assurance that the Company will be able to establish or maintain relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture products in commercial quantities under applicable Good Manufacturing Practices regulations of the FDA on a cost effective basis. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and commercialize products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products. Any failure to establish or maintain relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company.

LACK OF SALES AND MARKETING CAPABILITIES

         The Company currently has only two marketing employees and one sales employee. The Company will have to develop a sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any products it develops. The Company currently intends to market in the United States most of the drug candidates that it successfully develops primarily through a direct sales force and outside the United States through a combination of a direct sales force and arrangements with third parties. There can be no assurance that the Company will be able to establish marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company or that any internal capabilities or third party arrangements will be cost effective.

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

CONCENTRATION OF STOCK OWNERSHIP; CONTROL BY MANAGEMENT AND EXISTING
STOCKHOLDERS

         As of April 15, 1998, the Company's directors, executive officers and their respective affiliates beneficially owned approximately 37.9% of the Company's outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

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

         Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price of the Common Stock. Holders of approximately 10,850,000 shares of Common Stock (including shares issuable upon the exercise of outstanding warrants) are entitled to certain rights with respect to registration of such shares of Common Stock for offer or sale to the public, and the Company has filed a registration statement to register the resale of 2,789,500 of these shares. Any such sales may have an adverse effect on the Company's ability to raise needed capital through an offering of its equity or convertible debt securities and may adversely affect the prevailing market price of the Common Stock.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Company's first registration statement (the "Registration Statement") filed on Form S-1 (Registration No. 333-11793) under the Securities Act was October 31, 1996. The class of securities registered was Common Stock. The offering commenced on November 1, 1996 and all securities were sold in the offering. The managing underwriters for the offering were Dillon, Read & Co. Inc. and Bear, Stearns & Co. Inc.

         Pursuant to the Registration Statement, the Company registered 4,830,000 and sold 4,532,652 shares of Common Stock at $10.00 per share raising aggregate proceeds from the offering of approximately $45.3 million.

         The Company incurred total expenses in the offering of approximately $4.3 million, of which $3.2 million represented underwriting discounts and commissions and $1.1 million represented other expenses. All of such expenses were direct or indirect payments to others. The net offering proceeds to the Company, after deducting the total expenses, were approximately $41.0 million.

         From the effective date of the Registration Statement to March 31, 1998, the approximate amount of net offering proceeds used were primarily:
$27.2 million for development expenses, $3.1 million for purchased research and development in connection with the acquisition of Avid Corporation, $0.6 million for the payment of license fees in connection with certain license agreements, $7.8 million for general and administrative expenses and $2.3 million for purchase of property, plant and equipment. All of such payments were direct or indirect payments to others. The actual use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus which is part of the Registration Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             11.1     Computation of Net Loss Per Common Share
             27.1     Financial Data Schedule

         b.  Reports on Form 8-K.

             On April 2, 1998, the Company filed a Current Report on Form 8-K dated April 1, 1998 restating its Financial Data Schedules for the period from inception (July 12, 1995) through December 31, 1995, the six months ended June 30, 1996, the nine months ended September 30, 1996, the fiscal year ended December 31, 1996 and the quarterly periods ended March 31, June 30, and September 30, 1997 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98 and Statement of Financial Accounting Standards No. 128.

                          TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIANGLE PHARMACEUTICALS, INC.

Date:  May 6, 1998                  By:  /s/ David W. Barry
                                       ------------------------------------
                                       David W. Barry
                                       Chairman and Chief Executive Officer


                                    TRIANGLE PHARMACEUTICALS, INC.

Date:  May 6, 1998                  By:  /s/ James A. Klein, Jr.
                                       ------------------------------------
                                       James A. Klein, Jr.
                                       Chief Financial Officer and Treasurer