Form 10-Q
period 1998-06-30
TRIANGLE PHARMACEUTICALS INC
filed 1998-08-06
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of July 15, 1998, there were 24,050,538 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                                Table of Contents

Part I.  Financial Information                                          Page No.
                                                                        --------
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
            June 30, 1998 (unaudited) and December 31, 1997....................3

           Condensed Consolidated Statements of Operations (unaudited)-
             Three and Six Months Ended June 30, 1998 and 1997, and
             Period From Inception (July 12, 1995) Through June 30, 1998.......4

           Condensed Consolidated Statements of Cash Flows (unaudited)-
             Six Months Ended June 30, 1998 and 1997 and
             Period From Inception (July 12, 1995) Through June 30, 1998.......5

           Condensed Consolidated Statements of Stockholders' Equity -
             Period From Inception (July 12, 1995) Through
             December 31, 1995, 1996, 1997 and the Six Months Ended
             June 30, 1998 (unaudited).........................................6

           Notes to Condensed Consolidated Financial Statements (unaudited)..7-8

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................9-24

Part II. Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders................25

  Item 6.  Exhibits and Reports on Form 8-K...................................26

  Signatures .................................................................27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                                  June 30,   December 31,
Assets                                                                              1998         1997
                                                                                 ---------    ---------
                                                                                (unaudited)
Current assets:
  Cash and cash equivalents ..................................................   $  77,297    $  34,698
  Restricted deposits ........................................................          46           43
  Investments ................................................................       9,224       23,098
  Interest receivable ........................................................         249          300
  Other receivables ..........................................................          84           --
  Prepaid expenses ...........................................................         747          791
                                                                                 ---------    ---------
      Total current assets ...................................................      87,647       58,930
                                                                                 ---------    ---------
Property, plant and equipment, net ...........................................       3,774        2,872
Restricted deposits ..........................................................          52           76
                                                                                 ---------    ---------

      Total assets ...........................................................   $  91,473    $  61,878
                                                                                 =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ...........................................................   $   3,803    $   3,152
  Capital lease obligation--current ..........................................         121          178
  Long-term debt--current ....................................................         185          181
  Accrued expenses ...........................................................       8,787        5,172
                                                                                 ---------    ---------
       Total current liabilities .............................................      12,896        8,683
Capital lease obligation--noncurrent .........................................         223          300
  Long-term debt--noncurrent .................................................          64          178
                                                                                 ---------    ---------
       Total liabilities .....................................................      13,183        9,161
                                                                                 ---------    ---------
Commitments and contingencies (See note 4) ...................................          --           --
Stockholders' equity:
  Common Stock, $0.001 par value; 75,000 shares authorized;
       24,051 and 19,995 shares, issued and outstanding,
       respectively ..........................................................          24           20
  Warrants ...................................................................         114          114
  Additional paid-in capital .................................................     158,466      102,260
  Accumulated deficit during development stage ...............................     (80,216)     (49,552)
  Deferred compensation ......................................................         (98)        (125)
                                                                                 ---------    ---------
       Total stockholders' equity ............................................      78,290       52,717
                                                                                 =========    =========

       Total liabilities and stockholders' equity ............................   $  91,473    $  61,878
                                                                                 =========    =========

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

                                                                                                     Period From
                                                                                                      Inception
                                  Three Months Ended June 30,        Six Months Ended June 30,      (July 12, 1995)
                                ------------------------------    ------------------------------       Through
                                     1998             1997             1998             1997        June 30, 1998
                                -------------    -------------    -------------    -------------    -------------
Operating expenses:
  License fees ..............   $         167    $         500    $       6,167    $         500    $      10,044
  Development ...............          12,737            3,944           21,433            6,693           48,640
  Purchased research and
    development .............              --               --               --               --           11,261
  General and administrative            2,591            1,944            5,037            3,465           16,671
                                -------------    -------------    -------------    -------------    -------------
Loss from operations ........         (15,495)          (6,388)         (32,637)         (10,658)         (86,616)
Interest income, net ........           1,239              771            1,973            1,497            6,400
                                -------------    -------------    -------------    -------------    -------------

Net loss ....................   $     (14,256)   $      (5,617)   $     (30,664)   $      (9,161)   $     (80,216)
                                =============    =============    =============    =============    =============

Basic and diluted net loss
  per common share ..........   $       (0.61)   $       (0.31)   $       (1.41)   $       (0.51)
                                =============    =============    =============    =============

Shares used in computing net
  loss per common share .....          23,425           18,135           21,725           17,859
                                =============    =============    =============    =============

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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                  Period From
                                                                                                   Inception
                                                                  Six Months Ended June 30,      (July 12, 1995)
                                                               ------------------------------       Through
                                                                    1998             1997        June 30, 1998
                                                               -------------    -------------    -------------
Cash flows from operating activities:
Net loss ...................................................   $     (30,664)   $      (9,161)   $     (80,216)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization ...........................             385              110              799
   Purchased research and development ......................              --               --           11,261
   Stock-based compensation: license fees ..................              --               --              636
   Stock-based compensation: development ...................              22               22              412
   Stock-based compensation: general and administrative ....              18               66              250
Change in assets and liabilities:
   Receivables .............................................             (33)            (526)            (333)
   Prepaid expenses ........................................              44              221             (747)
   Accounts payable ........................................             651             (235)           3,803
   Accrued expenses ........................................           3,602            1,517            8,680
                                                               -------------    -------------    -------------
Net cash used by operating activities ......................         (25,975)          (7,986)         (55,455)
                                                               -------------    -------------    -------------
Cash flows from investing activities:
   Sale (purchase) of restricted deposits ..................              21               36              (98)
   Purchase of investments .................................          (6,016)         (13,549)         (68,544)
   Proceeds from sale and maturity of investments ..........          19,890           17,159           59,320
   Purchase of property, plant and equipment ...............          (1,287)            (217)          (4,399)
   Acquisition of Avid Corporation, net of cash acquired ...              --               --           (3,053)
                                                               -------------    -------------    -------------
Net cash provided (used) by investing activities ...........          12,608            3,429          (16,774)
                                                               -------------    -------------    -------------
Cash flows from financing activities:
   Sale of stock, net of related issuance costs ............          56,160           29,436          149,053
   Sale of options under salary investment option grant
       program .............................................              49               35              119
   Proceeds from stock options exercised ...................               1                1               27
   Proceeds from notes payable .............................              --               --              374
   Equipment financing .....................................              --               --              354
   Principal payments on capital lease obligations and notes
       payable .............................................            (244)             (58)            (401)
                                                               -------------    -------------    -------------
Net cash provided by financing activities ..................          55,966           29,414          149,526
                                                               -------------    -------------    -------------
Net increase in cash and cash equivalents ..................          42,599           24,857           77,297
Cash and cash equivalents at beginning of period ...........          34,698           25,255               --
                                                               -------------    -------------    -------------
Cash and cash equivalents at end of period .................   $      77,297    $      50,112    $      77,297
                                                               =============    =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                              Convertible
                                            Preferred Stock              Common Stock  Additional
                                            ---------------            ---------------   Paid-In  Accumulated   Deferred
                                            Shares   Amount  Warrants  Shares   Amount   Capital     Deficit  Compensation   Total
                                            =======  ======  ========  ======   ======  ========    ========    ========   ========
Initial sale of stock .....................     933  $    1  $     --   1,175   $    1  $    710    $     --    $     --   $    712
Additional sale of stock ..................   4,249       4        --   1,495        2     3,137          --          --      3,143
Stock-based compensation ..................      --      --        --      --       --        12          --         (12)        --
Net loss, July 12 through December 31, 1995      --      --        --      --       --        --        (967)         --       (967)
                                            -------  ------  --------  ------   ------  --------    --------    --------   --------
Balance, December 31, 1995 ................   5,182       5        --   2,670        3     3,859        (967)        (12)     2,888

Sale of stock .............................   3,756       4        --   4,943        5    59,506          --          --     59,515
Stock-based compensation ..................      --      --       152     700        1     1,127          --        (141)     1,139
Stock options exercised ...................      --      --        --     317       --        57          --         (26)        31
Conversion of Preferred to Common Stock ...  (8,938)     (9)       --   8,938        9        --          --          --         --
Net loss ..................................      --      --        --      --       --        --     (10,917)         --    (10,917)
                                            -------  ------  --------  ------   ------  --------    --------    --------   --------
Balance, December 31, 1996 ................      --      --       152  17,568       18    64,549     (11,884)       (179)    52,656

Sale of stock .............................      --      --        --   2,014        2    29,521          --          --     29,523
Acquisition of Avid Corporation ...........      --      --        --     400       --     8,117          --          --      8,117
Sale of stock options .....................      --      --        --      --       --        70          --          --         70
Stock-based compensation ..................      --      --       (38)     --       --        --          --          48         10
Stock options exercised ...................      --      --        --      13       --         3          --           6          9
Net loss ..................................      --      --        --      --       --        --     (37,668)         --    (37,668)
                                            -------  ------  --------  ------   ------  --------    --------    --------   --------
Balance, December 31, 1997 ................      --      --       114  19,995       20   102,260     (49,552)       (125)    52,717
      (Unaudited)
Sale of stock .............................      --      --        --   4,048        4    56,156          --          --     56,160
Sale of stock options .....................      --      --        --      --       --        49          --          --         49
Stock-based compensation ..................      --      --        --      --       --        --          --          24         24
Stock options exercised ...................      --      --        --       8       --         1          --           3          4
Net loss ..................................      --      --        --      --       --        --     (30,664)         --    (30,664)
                                            -------  ------  --------  ------   ------  --------    --------    --------   --------
Balance, June 30, 1998 ....................      --  $   --  $    114  24,051   $   24  $158,466    $(80,216)   $    (98)  $ 78,290
                                            =======  ======  ========  ======   ======  ========    ========    ========   ========

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

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Triangle Pharmaceuticals, Inc. and its subsidiaries (the "Company" or "Triangle") as of June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (the "Commission") regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3. Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive. For the three month and six month periods ended June 30, 1998 and 1997, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"). Pursuant to the adoption of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, the Company has restated its net loss per common share for all previously issued periods, including the three month and six month periods ending June 30, 1997. Accordingly, all net loss per share calculations reflect a historical approach methodology rather than the methodology required by the superceded guidance of Accounting Principles Board Opinion No. 15 and Staff Accounting Bulletin No. 83 under which amounts were previously presented.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

4. Licensing Agreements

      The Company's existing license agreements require future payments of up to $75,750 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,100 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 or another compound acquired in the acquisition of Avid Corporation and its wholly-owned subsidiary. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $500 (if only a single drug candidate is approved for one indication) to $56,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

6. Stock Offering

      On April 15, 1998, the Company completed the sale of 4,025 shares of Common Stock at $15.00 per share pursuant to a registration statement filed with the Commission. The net proceeds of this offering, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $55,832.

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

      Overview

      Triangle is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing its drug candidates. The Company has not received any revenues from the sale of products and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of June 30, 1998, the Company's accumulated deficit was approximately $80.2 million.

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

      The operating expenses of the Company will depend on several factors, including the level of development expenses and the potential commercialization of its drug candidates. Development expenses will depend on the progress and results of the Company's drug development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. The level of expenses relating to the establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures will depend on the success of the development of the Company's drug candidates; however, many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. As a result of these factors, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the Company's Common Stock could be materially adversely affected. See "--Risks and Uncertainties--Volatility of Stock Price."

Results of Operations

Three months ended June 30, 1998 and 1997

Interest Income, Net

      The Company had net interest income of $1.2 million for the three months ended June 30, 1998, compared to $771,000 for the same period in 1997. The 61% increase in net interest income is primarily due to larger average cash and investment balances in 1998, primarily as a result of the Company's $55.8 million (net of offering costs) public offering completed on April 15, 1998. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $167,000 for the three months ended June 30, 1998, compared to $500,000 for the same period in 1997. The decrease in license fees relates to the recognition of milestone obligations required by license agreements for the Company's portfolio of drug candidates. License fees recorded in 1998 represent the accrual of an annual license preservation fee for one of the Company's licensed drug candidates, whereas license fees for 1997 represent fees paid in connection with the Company's execution of a license agreement for MKC-442 with Mitsubishi Chemical Corporation.

Development Expenses

      Development expenses totaled $12.7 million for the three months ended June 30, 1998, compared to $3.9 million for the same period in 1997. The substantial increase in 1998 development expenses, as compared to the same period in 1997, is the result of the Company's continued and more extensive drug development activities on a larger portfolio of drug candidates, as well as an increase in patent related expenditures for its drug candidates. The Company expects its development expenses to continue to increase in the future due to the continued expansion of drug development activities.

General and Administrative Expenses

      General and administrative expenses totaled $2.6 million for the three months ended June 30, 1998, compared to $1.9 million for the same period in 1997. The increase in 1998 general and administrative expenses, as compared to the same period in 1997, is predominantly attributable to the growth of the Company's operations to support expanded clinical and development activities. Specifically, the Company has increased compensation, benefits, and general operating expenses associated with increased development activities and overall corporate growth. The Company expects that its general and administrative expenses will continue to increase in future periods, especially as the Company begins to develop a sales and marketing organization.

Six Months Ended June 30, 1998 and 1997

Interest Income, Net

      The Company had net interest income of $2.0 million in the six months ended June 30, 1998 compared to $1.5 million for the same period in 1997. The increase in interest income is primarily due to larger average cash and investment balances throughout the period primarily due to the timing and proceeds of financing activities. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $6.2 million for the six months ended June 30, 1998, as compared to $500,000 for the same period in 1997. The fluctuation in license fees relates to the recognition of milestone obligations required by license agreements for the Company's portfolio of drug candidates. Predominantly all 1998 license fees represent fees paid in connection with the Company's execution of a license agreement for L-FMAU from Bukwang Pharm. Ind. Co., Ltd. ("Bukwang") which occurred on February 27, 1998 and required a $6.0 million license initiation fee payment, whereas the $500,000 recorded in 1997 represented the fees paid for the execution of a license agreement for MKC-442.

Development Expenses

      Development expenses totaled $21.4 million for the six months ended June 30, 1998 compared to $6.7 million for the same period in 1997. Development expenses for the six month period ended June 30, 1998 consisted primarily of expenses for development work relating to drug synthesis, clinical trials, compensation expense, toxicology studies, patent related activities, and preclinical testing of the Company's drug candidates. Development expenses for the six months ended June 30, 1997 consisted primarily of expenses for development work relating to drug synthesis, toxicology studies and compensation expenses. The substantial increase in 1998 development expenses, as compared to the same period in 1997, is the result of the Company's continued and more extensive drug development activities on a larger portfolio of drug candidates. Additionally, the Company has incurred increased patent related expenditures in 1998, as compared to the same period in 1997, primarily associated with interference and opposition costs for FTC. The Company expects its development expenses to continue to increase in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials, and the continued pursuit of proprietary rights to its drug candidates. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result.

General and Administrative Expenses

      General and administrative expenses totaled $5.0 million for the six months ended June 30, 1998 compared to $3.5 million for the same period in 1997. General and administrative expenses for the six months ended June 30, 1998 and 1997 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services. The increase in 1998 general and administrative expenses, as compared to the same period in 1997, is primarily due to increases in compensation and general operating expenses associated with increased development activities and overall corporate growth. The Company expects that its general and administrative expenses will continue to increase in future periods, especially as the Company begins to develop a sales and marketing organization.

Liquidity and Capital Resources

      The Company has financed its operations since inception (July 12, 1995) through June 30, 1998 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $51.9 million (net of offering costs), and the Company's initial and secondary public offerings, which provided aggregate net proceeds to the Company totaling approximately $96.8 million (net of offering costs). In addition, the Company has received approximately $2.0 million as reimbursement of certain development expenses under a license agreement for one of its drug candidates.

      At June 30, 1998, the Company had net working capital of approximately $74.8 million, an increase of approximately $24.5 million over working capital at December 31, 1997. The increase is principally the result of the receipt of $55.8 million in proceeds from the Company's secondary public offering completed on April 15, 1998 partially offset by costs of continued development of the Company's drug candidates, payment of the license initiation fee for L-FMAU, and administrative costs. At June 30, 1998, the Company's principal source of liquidity was $77.3 million in cash and cash equivalents and $9.2 million in short-term investments which are "available for sale," reflecting an approximate $28.7 million increase of cash, cash equivalent and investment balances over those at December 31, 1997.

      The Company had a note payable and a secured equipment lease line obligation totaling $593,000 at June 30, 1998 as compared to $837,000 at December 31, 1997. The decrease in these obligations relates to the Company liquidating its capital lease obligation assumed in the Avid Corporation acquisition and normal monthly principal payments on its notes payable and other capital lease obligation.

      The Company expects that its capital requirements will increase substantially in future periods as the Company funds its drug development programs, develops a sales and marketing organization, acquires drug substance from third party manufacturers, develops a distribution system with third parties and incurs other administrative expenditures necessary to support the Company. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements require future payments of up to $75.8 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2.0 million of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to
2.1 million shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 or another compound acquired in the acquisition of Avid Corporation and its wholly-owned subsidiary. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $500,000 (if only a single drug candidate is approved for one indication) to $56.5 million (if all drug candidates are approved for all indications) under the Company's existing license agreements.

      The Company believes that its existing cash, cash equivalents and investments balances will be adequate to satisfy its anticipated capital requirements through August 1999. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "--Risks and Uncertainties--Future Capital Needs; Uncertainty of Additional Funding."

Litigation and Other Contingencies

      As discussed below in "--Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses, and Proprietary Rights", the Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to three of its licensed drug candidates, including FTC. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests, including but not limited to any adverse development related to the patent rights licensed to the Company for these three drug candidates or the Company's rights or obligations related thereto, could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow.

Year 2000 Compliance

      The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. The Company is in the process of confirming its compliance regarding Year 2000 issues for both internal and external information systems and it expects to complete the process by the end of 1998. This process will entail identifying mission critical internal systems, communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.

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

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

      The Company has incurred losses since its inception. As of June 30, 1998, the Company's accumulated deficit was approximately $80.2 million. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates and general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so until at least the year 2000. The Company will incur significant additional operating losses over the next several years and expects these annual losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish and maintain relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

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

      The Company is aware of significant risks regarding the patent rights licensed by the Company relating to three of the nine compounds comprising the Company's existing drug candidate portfolio. The Company may not be able to commercialize FTC, DAPD or CS-92 for human immunodeficiency virus ("HIV") and/or hepatitis B virus ("HBV") due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or in combination ("coactively") to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC, DAPD and CS-92 to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC, DAPD and/or CS-92 in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even in the absence of an unfavorable resolution of any of these questions, the Company may attempt to obtain licenses from one or more third parties in order to reduce or eliminate the risks relating to some or all of these matters. There can be no assurance that the Company will elect to obtain any such licenses or that such licenses will be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds could have a material adverse effect on the Company.

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

Extensive Government Regulation; No Assurance of Regulatory Approval

      Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. The time required for completing preclinical testing and clinical trials and obtaining regulatory approvals is uncertain. The Company may decide to replace a drug candidate in preclinical testing and/or clinical trials with a modified drug candidate, thus extending the development period. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries. The Company's drug candidates may not qualify for accelerated development and/or approval under FDA regulations and, even if some of the Company's drug candidates qualify for accelerated development and/or approval, they may not be approved for marketing sooner than would be historically expected or at all and their approval (if any) may be conditioned on the performance of postmarketing studies or other conditions. There can be no assurance that even after substantial time and expenditures, any of the Company's drug candidates under development will receive marketing approval in any country on a timely basis or at all. If the Company is unable to demonstrate the safety and effectiveness of its drug candidates to the satisfaction of the FDA or foreign regulatory authorities, the Company will be unable to commercialize its drug candidates and will be materially adversely affected. Further, even if regulatory approval of a drug candidate is obtained, the approval may entail limitations on the indicated uses for which the drug candidate may be marketed. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, refusal to approve pending applications, refusal to permit exports from the United States, product recalls, seizure of products, injunctions, operating restrictions and criminal prosecutions. Further, the FDA and/or foreign regulatory authorities may adopt policy changes or additional government regulations that could prevent or delay regulatory approval of the Company's drug candidates.

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

Lack of Manufacturing Capabilities

      The Company does not have any manufacturing capacity and relies on third party manufacturers for the manufacture of all of its clinical trial material. The Company currently plans to expand its existing relationships or to seek to establish relationships with additional third party manufacturers for the commercial production of any products it may develop. There can be no assurance that the Company will be able to establish or maintain relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture products in commercial quantities under applicable Good Manufacturing Practices regulations of the FDA, or similar requirements of foreign regulatory authorities, on a cost effective basis. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and commercialize products on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products. Any failure to establish or maintain relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company.

Lack of Sales and Marketing Capabilities

      The Company currently has six sales and marketing employees. The Company will have to develop a sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any products it develops. The Company currently intends to market in the United States most of the drug candidates that it successfully develops primarily through a direct sales force and outside the United States through a combination of a direct sales force and arrangements with third parties. There can be no assurance that the Company will be able to establish marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company or that any internal capabilities or third party arrangements will be cost-effective.

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

Dependence on Third Parties for Development and Acquisition of Drug Candidates

      The Company has engaged and intends to continue to engage third party contract research organizations ("CROs") to perform certain functions in connection with the development of the Company's drug candidates. Although the Company has designed the clinical trials for its drug candidates, many of the clinical trials have been conducted by CROs. As a result, many important aspects of the Company's drug development programs have been and will continue to be outside the direct control of the Company. In addition, there can be no assurance that the CROs or other third parties will perform all of their obligations under arrangements with the Company. In the event that the CROs or other third parties do not perform clinical trials in a satisfactory manner or breach their obligations to the Company, the development and commercialization of any drug candidate may be delayed or precluded, which would have a material adverse effect on the Company. The Company does not intend to engage in drug discovery. The Company's strategy for obtaining additional drug candidates is to utilize the relationships of its management team and Scientific Advisory Board to identify drug candidates for in-licensing from companies, universities, research institutions and other organizations. There can be no assurance that the Company will succeed in acquiring additional drug candidates on acceptable terms or at all.

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

No Assurance of Market Acceptance

      The Company's success will depend in substantial part on the extent to which any products it develops achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the medical community of the safety and effectiveness of the Company's products and their potential advantages over existing treatment methods, and reimbursement policies of government and third party payors. There can be no assurance that physicians, patients, payors or the medical community in general will accept or utilize any product that the Company may develop.

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

Concentration of Stock Ownership; Control by Management and Existing
Stockholders

      As of July 15, 1998, the Company's directors, executive officers and their respective affiliates beneficially owned approximately 34.3% of the Company's outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

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

      Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price of the Common Stock. As of July 15, 1998, there were 24,050,538 shares of Common Stock outstanding, of which a majority were immediately eligible for resale in the public market without restriction. In addition, holders of approximately 9,800,000 shares of Common Stock (including shares issuable upon the exercise of outstanding warrants) are entitled to certain rights with respect to registration of such shares of Common Stock for offer or sale to the public, and the Company has filed a registration statement to register the resale of 2,789,500 of these shares. Any such sales may have an adverse effect on the Company's ability to raise needed capital through an offering of its equity or convertible debt securities and may adversely affect the prevailing market price of the Common Stock.

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

                         TRIANGLE PHARMACEUTICALS, INC.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The 1998 Annual Meeting of Stockholders of Triangle Pharmaceuticals, Inc. (the "Meeting") was held on May 15, 1998. The holders of 14,869,722 of the 20,015,038 shares of the Company's Common Stock outstanding on the record date (approximately 74.3%) were present at the Meeting in person or by proxy.

      (c) At the Meeting, Dennis B. Gillings, Ph.D., Standish M. Fleming and Henry G. Grabowski, Ph.D. were duly nominated and properly elected as Directors of the Company to serve until the 2001 annual meeting of stockholders or until their successors are elected and have qualified. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

                                                  Against/      Broker
                                       For        Withheld     Non-Votes
                                   ----------    ----------    ---------

            Standish M. Fleming    14,820,712      49,010          0
            Dennis B. Gillings     14,857,996      11,726          0
            Henry G. Grabowski     14,857,996      11,726          0

            The terms of office of David W. Barry, M.D., M. Nixon Ellis, Ph.D., Anthony B. Evnin, Ph.D., George McFadden, and Peter McPartland as directors of the Company continued after the Meeting.

            At the Meeting, a proposal to amend the Company's 1996 Stock Incentive Plan was approved. The proposal included a series of amendments to the Company's 1996 Stock Incentive Plan (i) increasing the number of shares of Common Stock authorized for issuance under the plan (the "option pool") by an additional 1,000,000 shares, (ii) providing for automatic annual increases in 1999, 2000 and 2001 in the option pool by an amount equal to 4% of the total number of shares outstanding, but in no event will the increase in any year exceed 1,000,000 shares less the total number of shares then available in the option pool for future grants, and (iii) increasing the number of shares of Common Stock issuable upon the exercise of options granted to non-employee board members under the Automatic Option Grant Program to 2,000 shares on the date first elected or appointed to the Board and 2,000 additional shares for each full or partial year of such member's term, measured from the date of each annual meeting of stockholders. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

                                                      Broker
               For        Against    Abstentions     Non-Votes
            ----------    -------    -----------     ---------

            14,344,198    489,000       7,841         28,683

            At the Meeting, a proposal to ratify the appointment of PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP) as the Company's independent accountants for the fiscal year ending December 31, 1998 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

                                                      Broker
               For        Against    Abstentions     Non-Votes
            ----------    -------    -----------     ---------

            14,864,102     1,330        4,290            0

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            11.1   Computation of Net Loss Per Common Share
            27.1   Financial Data Schedule

      b.    Reports on Form 8-K.

            On April 2, 1998, the Company filed a Current Report on Form 8-K dated April 1, 1998 restating its Financial Data Schedules for the period from inception (July 12, 1995) through December 31, 1995, the six months ended June 30, 1996, the nine months ended September 30, 1996, the fiscal year ended December 31, 1996, the three months ended March 31, 1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98 and Statement of Financial Accounting Standards No. 128.

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRIANGLE PHARMACEUTICALS, INC.


Date:  August 6, 1998             By: /s/ David W. Barry
                                      -----------------------------------------
                                          David W. Barry
                                          Chairman and Chief Executive Officer


                                  TRIANGLE PHARMACEUTICALS, INC.

Date: August 6, 1998              By: /s/ James A. Klein, Jr.
                                      -----------------------------------------
                                          James A. Klein, Jr.
                                          Chief Financial Officer and Treasurer