Form 10-Q
period 1998-09-30
TRIANGLE PHARMACEUTICALS INC
filed 1998-11-06
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of October 15, 1998, there were 24,071,255 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                                Table of Contents

Part I. Financial Information                                           Page No.
                                                                        --------

         Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets - September
                     30, 1998 (unaudited) and December 31, 1997 ..........     3

                   Condensed Consolidated Statements of Operations
                     (unaudited) - Three and Nine Months Ended
                     September 30, 1998 and 1997, and Period From
                     Inception (July 12, 1995) Through September 30,
                     1998 ................................................     4

                   Condensed Consolidated Statements of Cash Flows
                     (unaudited) - Nine Months Ended September 30,
                     1998 and 1997, and Period From Inception (July
                     12, 1995) Through September 30, 1998 ................     5

                   Condensed Consolidated Statements of
                     Stockholders' Equity - Period From Inception
                     (July 12, 1995) Through December 31, 1995,
                     1996, 1997 and the Nine Months Ended September
                     30, 1998 (unaudited) ................................     6

                   Notes to Condensed Consolidated Financial
                     Statements (unaudited) ..............................   7-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................  9-25

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K .......................    26

         Signatures ......................................................    27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                      September 30,    December 31,
                                                                          1998             1997
                                                                      -------------    ------------
                                                                       (unaudited)
Assets

Current assets:
  Cash and cash equivalents ......................................      $  43,715       $  34,698
  Restricted deposits ............................................             47              43
  Investments ....................................................         20,189          23,098
  Interest receivable ............................................            401             300
  Prepaid expenses ...............................................            767             791
                                                                        ---------       ---------
    Total current assets .........................................         65,119          58,930
                                                                        ---------       ---------
Property, plant and equipment, net ...............................          3,979           2,872
Investments ......................................................          9,337              --
Restricted deposits ..............................................             39              76
                                                                        ---------       ---------
    Total assets .................................................      $  78,474       $  61,878
                                                                        =========       =========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ...............................................      $   3,345       $   3,152
  Capital lease obligation--current ..............................            123             178
  Long-term debt--current ........................................            188             181
  Accrued expenses ...............................................         11,755           5,172
                                                                        ---------       ---------
    Total current liabilities ....................................         15,411           8,683
                                                                        ---------       ---------
Capital lease obligation--noncurrent .............................            189             300
Long-term debt--noncurrent .......................................             16             178
                                                                        ---------       ---------
    Total liabilities ............................................         15,616           9,161
                                                                        ---------       ---------
Commitments and contingencies (See note 4) .......................             --              --
Stockholders' equity:
  Common Stock, $0.001 par value; 75,000 shares authorized;
    24,071 and 19,995 shares, issued and outstanding, respectively             24              20
  Warrants .......................................................            114             114
  Additional paid-in capital .....................................        158,639         102,260
  Accumulated deficit during development stage ...................        (95,835)        (49,552)
  Deferred compensation ..........................................            (84)           (125)
                                                                        ---------       ---------
    Total stockholders' equity ...................................         62,858          52,717
                                                                        =========       =========
    Total liabilities and stockholders' equity ...................      $  78,474       $  61,878
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

                                                                                                        Period From
                                                                                                         Inception
                                             Three Months Ended             Nine Months Ended         (July 12, 1995)
                                                September 30,                 September 30,                Through
                                           -----------------------       -----------------------       September 30,
                                             1998           1997           1998           1997              1998
                                           --------       --------       --------       --------      --------------
Operating expenses:
  License fees ......................      $    167       $     --       $  6,333       $    500         $  10,210
  Development .......................        14,472          6,569         35,906         13,262            63,113
  Purchased research and development             --         11,261             --         11,261            11,261
  General and administrative ........         2,170          1,471          7,207          4,936            18,841
                                           --------       --------       --------       --------         ---------
Loss from operations ................       (16,809)       (19,301)       (49,446)       (29,959)         (103,425)
Interest income, net ................         1,190          1,087          3,163          2,584             7,590
                                           --------       --------       --------       --------         ---------

Net loss ............................      $(15,619)      $(18,214)      $(46,283)      $(27,375)        $ (95,835)
                                           ========       ========       ========       ========         =========

Basic and diluted net loss per common
  share .............................      $  (0.65)      $  (0.92)      $  (2.06)      $  (1.48)
                                           ========       ========       ========       ========
Shares used in computing net loss per
  common share ......................        24,058         19,736         22,511         18,492
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                      Period From
                                                                                                       Inception
                                                                           Nine Months Ended        (July 12, 1995)
                                                                              September 30,             Through
                                                                         -----------------------      September 30,
                                                                           1998           1997            1998
                                                                         --------       --------    ---------------
Cash flows from operating activities:
Net loss ..........................................................      $(46,283)      $(27,375)      $ (95,835)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization ...................................           632            196           1,046
  Purchased research and development ..............................            --         11,261          11,261
  Stock-based compensation: license fees ..........................            --             --             636
  Stock-based compensation: development ...........................            33             34             423
  Stock-based compensation: general and
    administrative ................................................            27             92             259
Change in assets and liabilities:
  Receivables .....................................................          (101)           408            (401)
  Prepaid expenses ................................................            24            275            (767)
  Accounts payable ................................................           193            796           3,345
  Accrued expenses ................................................         6,564          1,968          11,641
                                                                         --------       --------       ---------
Net cash used by operating activities .............................       (38,911)       (12,345)        (68,392)
                                                                         --------       --------       ---------
Cash flows from investing activities:
  Sale (purchase) of restricted deposits ..........................            33             46             (86)
  Purchase of investments .........................................       (29,273)       (17,565)        (91,801)
  Proceeds from sale and maturity of investments ..................        22,845         24,464          62,275
  Purchase of property, plant and equipment .......................        (1,739)          (995)         (4,849)
  Acquisition of Avid Corporation, net of cash acquired ...........            --         (3,053)         (3,053)
                                                                         --------       --------       ---------
Net cash (used) provided by investing activities ..................        (8,134)         2,897         (37,514)
                                                                         --------       --------       ---------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs ....................        56,309         29,523         149,202
  Sale of options under salary investment option grant program ....            73             53             142
  Proceeds from stock options exercised ...........................             1              1              27
  Proceeds from notes payable .....................................            --             --             374
  Equipment financing .............................................            --             --             354
  Principal payments on capital lease obligations and notes payable          (321)           (95)           (478)
                                                                         --------       --------       ---------
Net cash provided by financing activities .........................        56,062         29,482         149,621
                                                                         --------       --------       ---------
Net increase in cash and cash equivalents .........................         9,017         20,034          43,715
Cash and cash equivalents at beginning of period ..................        34,698         25,255              --
                                                                         --------       --------       ---------
Cash and cash equivalents at end of period ........................      $ 43,715       $ 45,289       $  43,715
                                                                         ========       ========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                     Convertible
                                   Preferred Stock                 Common Stock    Additional
                                 -----------------                ---------------    Paid-In     Accumulated    Deferred
                                 Shares     Amount    Warrants    Shares   Amount    Capital       Deficit    Compensation   Total
                                 ------     ------    --------    ------   ------    -------       -------    ------------   -----
Initial sale of stock .........     933    $     1     $   --      1,175    $  1    $     710     $     --       $  --     $    712
Additional sale of stock ......   4,249          4         --      1,495       2        3,137           --          --        3,143
Stock-based compensation ......      --         --         --         --      --           12           --         (12)          --
Net loss, July 12
  through December 31, 1995 ...      --         --         --         --      --           --         (967)         --         (967)
                                 ------    -------     ------     ------    ----    ---------     --------       -----     --------
Balance, December 31, 1995 ....   5,182          5         --      2,670       3        3,859         (967)        (12)       2,888

Sale of stock .................   3,756          4         --      4,943       5       59,506           --          --       59,515
Stock-based compensation ......      --         --        152        700       1        1,127           --        (141)       1,139
Stock options exercised .......      --         --         --        317      --           57           --         (26)          31
Conversion of Preferred
  to Common Stock .............  (8,938)        (9)        --      8,938       9           --           --          --           --
Net loss ......................      --         --         --         --      --           --      (10,917)         --      (10,917)
                                 ------    -------     ------     ------    ----    ---------     --------       -----     --------
Balance, December 31, 1996 ....      --         --        152     17,568      18       64,549      (11,884)       (179)      52,656

Sale of stock .................      --         --         --      2,014       2       29,521           --          --       29,523
Acquisition of Avid Corporation      --         --         --        400      --        8,117           --          --        8,117
Sale of stock options .........      --         --         --         --      --           70           --          --           70
Stock-based compensation ......      --         --        (38)        --      --           --           --          48           10
Stock options exercised .......      --         --         --         13      --            3           --           6            9
Net loss ......................      --         --         --         --      --           --      (37,668)         --      (37,668)
                                 ------    -------     ------     ------    ----    ---------     --------       -----     --------
Balance, December 31, 1997 ....      --         --        114     19,995      20      102,260      (49,552)       (125)      52,717
  (Unaudited)
Sale of stock .................      --         --         --      4,068       4       56,305           --          --       56,309
Sale of stock options .........      --         --         --         --      --           73           --          --           73
Stock-based compensation ......      --         --         --         --      --           --           --          36           36
Stock options exercised .......      --         --         --          8      --            1           --           5            6
Net loss ......................      --         --         --         --      --           --      (46,283)         --      (46,283)
                                 ------    -------     ------     ------    ----    ---------     --------       -----     --------
Balance, September 30, 1998 ...      --    $    --     $  114     24,071    $ 24    $ 158,639     $(95,835)      $ (84)    $ 62,858
                                 ======    =======     ======     ======    ====    =========     ========       =====     ========

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

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Triangle Pharmaceuticals, Inc. and its subsidiary (the "Company" or "Triangle") as of September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (the "Commission") regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Principles of Consolidation

      The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 1998, the Company merged Avid Therapeutics, Inc., an indirect wholly-owned subsidiary, into Avid Corporation, a direct wholly-owned subsidiary of Triangle. Both Avid Corporation and Avid Therapeutics, Inc. were acquired by the Company in August 1997.

3.    Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive. For the three month and nine month periods ended September 30, 1998 and 1997, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential common shares outstanding because they have the effect of reducing net loss per common share.

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"). Pursuant to the adoption of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, the Company has restated its net loss per common share for all previously issued periods, including the three month and nine month periods ending September 30, 1997.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

4.    Licensing Agreements

      The Company's existing license agreements require future payments of up to $75,750 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,100 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $500 (if only a single drug candidate is approved for one indication) to $56,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

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

      Overview

      Triangle is a pharmaceutical company engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing its drug candidates. The Company has not received any revenues from the sale of products and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of September 30, 1998, the Company's accumulated deficit was approximately $95.8 million.

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

Results of Operations

Three Months Ended September 30, 1998 and 1997

Interest Income, Net

      The Company had net interest income of $1.2 million for the three months ended September 30, 1998, compared to $1.1 million for the same period in 1997. The increase in net interest income is primarily due to larger average cash and investment balances in 1998 than in 1997 partially offset by a decline in interest rates received on invested funds. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $167,000 for the three months ended September 30, 1998, compared to none for the same period in 1997. License fees recorded in 1998 represent the accrual of an annual license preservation fee for one of the Company's licensed drug candidates.

Development Expenses

      Development expenses totaled $14.5 million for the three months ended September 30, 1998, compared to $6.6 million for the same period in 1997. The substantial increase in 1998 development expenses, as compared to the same period in 1997, is the result of the Company's continued and more extensive drug development activities on its drug candidates. This increase is substantially attributable to increased clinical trial expense and increased drug synthesis costs associated with supplying drug necessary to conduct more extensive clinical trials and toxicology studies. The Company expects its development expenses to continue to increase in the future due to the continued expansion of drug development activities on the majority of its drug candidates.

      Development activities regarding two of the Company's drug candidates, Acyclovir Monophosphate ("ACVMP") and CS-92, have been discontinued. Development activities on these two drug candidates had previously been limited to the completion of ongoing preclinical tests for ACVMP and a clinical trial for CS-92. Based, in part, on the results of these studies, management has determined that a more prudent use of financial and human resources would be to discontinue their current development. Additionally, the Company has elected to limit the current support of another drug candidate, 2-CdAP, to the completion of the ongoing clinical trial. Should circumstances warrant, investment in the further development of this drug candidate may be reinitiated in the future. The discontinuation of the ACVMP and CS-92 projects and the limitation of current support for the 2-CdAP project will allow the Company to concentrate corporate resources on the other drug candidates within the Company's portfolio that management believes have the greatest potential.

General and Administrative Expenses

      General and administrative expenses totaled $2.2 million for the three months ended September 30, 1998, compared to $1.5 million for the same period in 1997. The increase in 1998 general and administrative expenses, as compared to the same period in 1997, is predominantly attributable to the growth of the Company's operations to support expanded clinical and development activities, and increased sales and marketing expenditures as the Company begins to develop its sales and marketing infrastructure. Specifically, the Company has increased compensation and general operating expenses associated with increased development activities and overall corporate growth. The Company expects that its general and administrative expenses will continue to increase in future periods as the Company continues to expand development activities and the development of its sales and marketing organization.

Nine Months Ended September 30, 1998 and 1997

Interest Income, Net

      The Company had net interest income of $3.2 million in the nine months ended September 30, 1998 compared to $2.6 million for the same period in 1997. The increase in interest income is primarily due to larger average cash and investment balances throughout the 1998 period primarily due to the timing and proceeds of financing activities within the two nine-month periods. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $6.3 million for the nine months ended September 30, 1998, as compared to $500,000 for the same period in 1997. The increase in license fees relates to the recognition of obligations required by license agreements for the Company's portfolio of drug candidates. Predominantly all 1998 license fees represent fees paid in connection with the Company's execution of a license agreement for L-FMAU with Bukwang Pharm. Ind. Co., Ltd. ("Bukwang") which occurred on February 27, 1998 and required a $6.0 million license initiation fee payment, whereas the $500,000 recorded in 1997 represented the fees paid for the execution of a license agreement for MKC-442.

Development Expenses

      Development expenses totaled $35.9 million for the nine months ended September 30, 1998 compared to $13.3 million for the same period in 1997. Development expenses for the nine month period ended September 30, 1998 consisted primarily of expenses for development work relating to drug synthesis, clinical trials, compensation expense, toxicology studies, patent related activities, and preclinical testing of the Company's drug candidates. Development expenses for the nine months ended September 30, 1997 consisted primarily of expenses for development work relating to drug synthesis, toxicology studies, clinical trials, compensation and preclinical testing expenses. The substantial increase in 1998 development expenses, as compared to the same period in 1997, is the result of the Company's continued and more extensive drug development activities on its portfolio of drug candidates, as well as an increase in patent related expenditures for those drug candidates. Specifically, the increase is primarily attributable to increased clinical trial expense and increased drug synthesis costs associated with providing drug necessary to conduct expanded clinical trial activity. The Company expects its development expenses to continue to increase in the future due to continued expansion of drug development activities, including preclinical testing and clinical trials, and the continued pursuit of proprietary rights to its drug candidates. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result.

General and Administrative Expenses

      General and administrative expenses totaled $7.2 million for the nine months ended September 30, 1998 compared to $4.9 million for the same period in 1997. General and administrative expenses for the nine months ended September 30, 1998 consisted primarily of compensation expense; amounts paid for outside professional services, primarily related to marketing and legal services; and rent expense. General and administrative expenses for the nine months ended September 30, 1997 consisted primarily of compensation expense, rent expense and amounts paid for outside professional services. The increase in 1998 general and administrative expenses, as compared to the same period in 1997, is primarily due to increases in compensation and general operating expenses associated with increased development activities and overall corporate growth as the Company develops its sales and marketing infrastructure. The Company expects that its general and administrative expenses will continue to increase in future periods as the Company continues to expand development activities and the development of its sales and marketing organization.

Liquidity and Capital Resources

      The Company has financed its operations since inception (July 12, 1995) through September 30, 1998 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $51.9 million (net of offering costs), and the Company's initial and secondary public offerings, which provided aggregate net proceeds to the Company totaling approximately $96.8 million (net of offering costs). In addition, the Company has received approximately $2.0 million as reimbursement of certain development expenses under a license agreement for one of its drug candidates.

      At September 30, 1998, the Company had net working capital of approximately $49.7 million, a decrease of approximately $539,000 over working capital at December 31, 1997. The decrease is principally the result of continued development of the Company's drug candidates, payment of the license initiation fee for L-FMAU, and administrative costs offset by the receipt of $55.8 million in net proceeds from the Company's secondary public offering completed on April 15, 1998. At September 30, 1998, the Company's principal source of liquidity was $43.7 million in cash and cash equivalents and $29.5 million in short- and long-term investments which are "available for sale," reflecting an approximate $15.4 million increase of cash, cash equivalent and investment balances over those at December 31, 1997.

      The Company had a note payable and a secured equipment lease line obligation totaling $516,000 at September 30, 1998 as compared to $837,000 at December 31, 1997. The decrease in these obligations relates to the Company liquidating its capital lease obligation assumed in the Avid Corporation acquisition and normal monthly principal payments on its notes payable and other capital lease obligation.

      The Company expects that its capital requirements will increase substantially in future periods as the Company funds its drug development programs, continues to develop a sales and marketing organization, acquires drug substance from third party manufacturers, develops a distribution system with third parties and incurs other administrative expenditures necessary to support the Company. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates, administrative and legal expenses, the establishment of capacity for sales and marketing functions, the establishment of relationships with third parties for manufacturing and sales and marketing functions, and other factors. Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements require future payments of up to $75.8 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2.0 million of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2.1 million shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $500,000 (if only a single drug candidate is approved for one indication) to $56.5 million (if all drug candidates are approved for all indications) under the Company's existing license agreements.

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

Litigation and Other Contingencies

      As discussed below in "--Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses, and Proprietary Rights", the Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to two of its licensed drug candidates under active development, including FTC. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests, including but not limited to any adverse development related to the patent rights licensed to the Company for these two drug candidates or the Company's rights or obligations related thereto, could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow.

Year 2000 Compliance

      The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. In 1997, the Company initiated a program, and subsequently established a Year 2000 committee, to assess the expected impact of the Year 2000 date recognition problem on its existing internal systems, those which it intends to implement and the systems of its key business vendors. The purpose of this program is to attempt to ensure that this problem does not have a material adverse effect on the Company's business operations or its financial condition. The Company has completed an assessment of its internal information systems which support business applications and is in the process of modifying or replacing those portions of software, hardware and other equipment that it has determined are non-compliant. Key financial, informational and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed plans are in place to ready the Company's internal operating systems. Implementation of required changes to critical internal systems is expected to be complete by March 31, 1999. Testing and verification of internal systems using internal and/or external experts for critical internal systems is expected to be completed by June 30, 1999 and the testing and verification of all other significant existing internal systems is expected to be completed by September 30, 1999.

      In addition, the Company is assessing its key business vendors' Year 2000 compliance so as to minimize the likelihood that noncompliance of any vendor would significantly impact the Company's operations. Informational requests and/or formal discussions with key business vendors have been distributed or initiated and replies and readiness will be evaluated pending receipt or completion of these inquiries and/or discussions. Key business vendors have been requested to provide assurances regarding their Year 2000 compliance. Risk assessment, readiness evaluation, action and contingency plans related to these vendors are expected to be completed by June 30, 1999. Due to the Company's evolving internal systems and reliance on third parties, the Company anticipates periodic reevaluation and maintenance regarding its internal systems and business vendors throughout 1999.

      Historical and projected incremental expenditures associated with the Company's Year 2000 compliance program are not expected to be material to the Company's consolidated financial position, results of operations, and cash flow. Due to the Company's relatively short operating history and evolving internal systems, the modification or replacement of internal systems has not been, nor is it expected to be, a material expenditure for the Company. Expenditures required to make the Company Year 2000 compliant will be, and have been, expensed as incurred. See "--Risks and Uncertainties--Year 2000; Uncertainty of Compliance."

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

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

      The Company has incurred losses since its inception. As of September 30, 1998, the Company's accumulated deficit was approximately $95.8 million. Losses have resulted principally from costs incurred in the acquisition and development of the Company's drug candidates and general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from interest income. The Company has not generated any revenue to date from the sale of drugs and does not expect to do so until at least the year 2000. The Company will incur significant additional operating losses over the next several years and expects these annual losses to increase as the Company's drug development efforts expand. The Company's ability to achieve profitability will depend upon its ability to develop and obtain regulatory approval for its drug candidates and to develop the capacity (or establish and maintain relationships with third parties) to manufacture, market and sell any drug candidates it successfully develops. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

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

Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights

      The Company's success will depend in large part on the ability of the Company and its licensors to obtain patent protection with respect to its drug candidates, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others and to obtain appropriate licenses to patents or proprietary rights held by third parties, both in the United States and in foreign countries. The Company has no patents in its own name and has only four patent applications of its own pending and one patent application pending jointly in the names of Triangle employees and co-inventors from another institution, but has obtained or has an option to obtain licenses to patents, patent applications and other proprietary rights from third parties with respect to each of its drug candidates.

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

      The Company is aware of significant risks regarding the patent rights licensed by the Company relating to two compounds within its existing drug candidate portfolio that are currently being developed. The Company may not be able to commercialize FTC or DAPD for human immunodeficiency virus ("HIV") and/or hepatitis B virus ("HBV") due to patent rights held by third parties other than the Company's licensors. The Company is aware of numerous patent applications and issued patents in the United States and numerous foreign countries held by third parties other than the Company's licensors that relate to these compounds and their use alone or in combination ("coactively") to treat HIV and HBV. As a result, the positions of the Company and its licensors with respect to the use of FTC and DAPD to treat HIV and/or HBV are highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company would not have the right to commercialize FTC and/or DAPD in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even in the absence of an unfavorable resolution of any of these questions, the Company may attempt to obtain licenses from one or more third parties in order to reduce or eliminate the risks relating to some or all of these matters. There can be no assurance that the Company will elect to obtain any such licenses or that such licenses will be available on acceptable terms or at all. The Company's inability to commercialize any of these compounds could have a material adverse effect on the Company.

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

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV infection with FTC. In September 1998, Emory received a United States patent containing composition of matter claims for FTC. BioChem Pharma filed a patent application in the United States in 1989 and was issued a patent in 1991 covering a group of nucleosides in the same general class as FTC, but which did not include FTC. BioChem Pharma filed foreign patent applications in 1990 based upon its 1989 United States patent application, and in those foreign applications included FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to FTC and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to a purified form of FTC that exhibits advantageous properties for the treatment of HIV on which two patents have issued, one directed to the purified form of FTC and another directed to a method for treating antiviral diseases with the purified form of FTC. The PTO has declared an interference between the latter BioChem Pharma patent and a patent application filed by Emory. There can be no assurance that Emory will prevail in the interference proceeding, or that the interference proceeding will not delay the decision of the PTO regarding Emory's patent application. BioChem Pharma has also filed patent applications in many foreign countries based upon its 1991 United States patent application, and patents have issued in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

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

DAPD

      The Company obtained its rights to DAPD under a license from Emory and the University of Georgia Research Foundation, Inc. ("UGARF"). The DAPD portfolio licensed to the Company consists of five issued United States patents and several United States and foreign patent applications that cover a method for the synthesis of DAPD and its use to treat HIV and HBV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to BioChem Pharma's granted patent application in the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD, and Emory has informed the Company that Emory intends to challenge BioChem Pharma's patents and patent applications in other countries. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have been opposed by BioChem Pharma. There can be no assurance that a court or administrative body would invalidate BioChem Pharma's patent claims or that a sale of DAPD by the Company would not infringe BioChem Pharma's patents. If Emory, UGARF and the Company do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue as a result of such applications), the Company will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. There can be no assurance that the Company would be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

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

Year 2000; Uncertainty of Compliance

      The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using a two digit rather than a four digit recognition system to define an applicable year. Utilization of any technologies with this two digit recognition system could result in system failure or miscalculations causing disruption of operations, including the temporary inability to process transactions or conduct normal business activities in the new millennium. The Company anticipates that its internal systems, equipment, processes and its key business vendors will be substantially Year 2000 compliant. Accordingly, the Company expects that the Year 2000 issue will not pose significant operational problems either from its internal systems and equipment or from key business vendors. If the Company fails to implement its Year 2000 compliance plan successfully or in a timely manner, or if the Company fails to identify significant two digit dependencies in its systems or with key business vendors; these failures could have a material adverse effect on the Company.

      While the Company has initiated a program and task force to assess the systems of key business vendors with which the Company deals, or on which the Company's systems rely, and from which written assurances have been solicited, it is extremely difficult to assess the likelihood of these third parties' Year 2000 compliance or the impact this noncompliance may have on Triangle's operations at this time. If there are significant delays or unanticipated Year 2000 issues with key business vendors, the Year 2000 issue could have a material adverse effect on the Company's development of its portfolio of drug candidates and its future consolidated results of operations, cash flow and financial condition.

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

Concentration of Stock Ownership; Control by Management and Existing
Stockholders

      As of October 15, 1998, the Company's directors, executive officers and their respective affiliates beneficially owned approximately 33.6% of the Company's outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.

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

      Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price of the Common Stock. As of October 15, 1998, there were 24,071,255 shares of Common Stock outstanding, of which a majority were immediately eligible for resale in the public market without restriction. In addition, holders of approximately 8,100,000 shares of Common Stock (including shares issuable upon the exercise of outstanding warrants) are entitled to certain rights with respect to registration of such shares of Common Stock for offer or sale to the public, and the Company has filed a registration statement to register the resale of 2,789,500 of these shares. Any such sales may have an adverse effect on the Company's ability to raise needed capital through an offering of its equity or convertible debt securities and may adversely affect the prevailing market price of the Common Stock.

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


                                  TRIANGLE PHARMACEUTICALS, INC.

Date: November 6, 1998             By: /s/ David W. Barry
                                       -------------------------------------
                                       David W. Barry
                                       Chairman and Chief Executive Officer


                                  TRIANGLE PHARMACEUTICALS, INC.

Date: November 6, 1998             By: /s/ James A. Klein, Jr.
                                       -------------------------------------
                                       James A. Klein, Jr.
                                       Chief Financial Officer and Treasurer