Form 10-K405
period 1998-12-31
TRIANGLE PHARMACEUTICALS INC
filed 1999-03-19
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1998

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _____ to _____.

                        Commission File Number: 000-21589

                         TRIANGLE PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                   56-1930728
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

        4 University Place,                              27707
       4611 University Drive,                          (zip code)
       Durham, North Carolina
(Address of principal executive offices)

       Registrant's telephone number, including area code: (919) 493-5980

               Securities registered pursuant to Section 12(b) of
                                  the Act: None

                 Securities registered pursuant to Section 12(g)
                    of the Act: Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1999, was approximately $250 million. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

      The number of shares of the registrant's Common Stock outstanding as of January 31, 1999, was 28,901,255. The number of shares of the registrant's Series A Preferred Stock outstanding as of January 31, 1999, was 170,000.

Documents Incorporated by Reference

      Portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference as provided in Part III of this Annual Report on Form 10-K.

      TRIANGLE PHARMACEUTICALS(TM), the Triangle logo, COACTINON(TM) and COVIRACIL(TM) are trademarks of the Registrant. This Annual Report also includes names and trademarks of companies other than the Registrant.

                                     PART I

Item 1. Business

      This Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof. See "--Risks and Uncertainties" and "--Risks and Uncertainties--Special Note Regarding Forward-Looking Statements". References in this Annual Report on Form 10-K to "Triangle," "we," "our," "us" and the "Company" are to Triangle Pharmaceuticals, Inc. and our wholly-owned subsidiary, Avid Corporation, a Pennsylvania corporation.

Overview

      We develop new drug candidates primarily in the antiviral area, with a particular focus on therapies for HIV, including AIDS, and the hepatitis B virus ("HBV"). We have an existing portfolio of six licensed drug candidates and one drug candidate for which we have an option to acquire a license. Five of these drug candidates are currently under active development. Members of our senior management team, prior to joining Triangle, played instrumental roles in developing several leading antiviral therapies. Our goal is to capitalize on our management team's expertise, as well as on advances in virology and immunology, to identify, develop and commercialize new drug candidates that can be used alone or in combination (coactively) to treat serious diseases.

      Treating HIV infection with coactive therapy has shown significant clinical benefits, including reduced virus levels and increased patient longevity. Triangle was founded based in part on our belief that the prolonged use of coactive therapy will generate demand for new anti-HIV drugs with favorable resistance, compliance and/or tolerance profiles. We believe the use of anti-HIV drugs will increase because:

      o the use of multiple drugs by individual patients on coactive therapy will continue to increase,
      o     previously untreated patients will seek medical care as the benefits of coactive therapy become more widely understood, and
      o     the number of patients and the duration of drug therapy will increase as patient mortality continues to decrease.

      We believe that HBV, like HIV, due to its complexity and demonstrated ability to develop resistance, may be more effectively and safely treated with coactive therapy. Additionally, we believe there is a significant need to develop drugs for the treatment of cancer since many current cancer treatments provide limited clinical benefits.

      We are actively developing the following drug candidates which we believe have the greatest potential to become valuable tools in the coactive treatment of serious diseases:

      Drug Candidates to Treat HIV

            Coactinon(TM) (emivirine), formerly known as MKC-442. A nucleoside analogue which functions as a non-nucleoside reverse transcriptase inhibitor, Coactinon interferes with the early stages of HIV replication and readily penetrates the central nervous system in animals, which is an important reservoir of HIV infection in humans. In Phase I/II studies, Coactinon has produced clinically significant antiviral responses and has generally been well tolerated. We are currently conducting pivotal studies in Europe, Africa, and the United States with Coactinon in coactive regimens in HIV-infected patients to demonstrate its safety and efficacy as measured by decreases in viral load.

            DMP-450. A protease inhibitor, DMP-450 has demonstrated potent in vitro activity against HIV and was generally well tolerated in a Phase I study. The United States Food and Drug Administration ("FDA") placed DMP-450 on clinical hold in October 1997 because of electrocardiographic abnormalities experienced by some animals exposed to extremely high doses of the drug. After discussions with the FDA, in January 1998 we initiated a Phase I pharmacokinetic study of DMP-450 in the United States, which we have completed. At approximately the same time, we initiated a Phase I safety and tolerance study in Europe to determine whether we could observe any electrocardiographic abnormalities in humans (when steady-state blood levels of DMP-450 are reached (i.e., 3 days)) with doses at or above those planned in efficacy studies. We have completed this Phase I study and did not observe any such abnormalities. We plan to initiate Phase I/II combination studies outside the United States in the first half of 1999. The initiation of potential efficacy studies in the United States awaits the outcome of further discussions with the FDA, where DMP-450 remains on partial clinical hold.

      Drug Candidate to Treat HBV

            L-FMAU. A nucleoside analogue, L-FMAU has demonstrated potent activity against a hepatitis virus in naturally infected woodchucks (a disease state closely resembling that of HBV in humans), both during the course of treatment and for a period of up to 50 weeks following treatment. We initiated preclinical studies with L-FMAU during 1998.

      Drug Candidates to Treat HIV and HBV

            Coviracil(TM) (emtricitabine), formerly known as FTC. A nucleoside analogue, Coviracil has been shown to be a potent inhibitor of both HIV and HBV replication in laboratory studies. Against HIV, preclinical studies have demonstrated that Coviracil is consistently more potent than 3TC (lamivudine), a member of the same nucleoside series as Coviracil. Currently, we are conducting Phase II/III studies with Coviracil for the treatment of HIV and Phase I/II dose ranging studies for the treatment of HBV. Against HBV, emtricitabine has demonstrated activity as potent as 3TC in laboratory studies as well as in studies with the woodchuck hepatitis model.

            DAPD. A purine dioxolane nucleoside, we believe DAPD is the only drug candidate in its nucleoside series that is currently being developed for the treatment of viral diseases. We believe DAPD may offer advantages over other currently marketed nucleosides in the treatment of HIV because of its unique structure and pharmacological properties. Against HBV, DAPD has demonstrated activity as potent as 3TC in laboratory studies as well as in studies with the woodchuck hepatitis model. We are conducting Phase I/II studies with DAPD for the treatment of HIV and plan to initiate clinical studies with DAPD for the treatment of HBV during 1999.

      The FDA has notified us that two of our drug candidates, Coactinon and Coviracil for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. We believe that certain of our other drug candidates may also meet the fast track criteria. We may be able to commercialize our drug candidates which meet these criteria in a shorter time period than has historically been required for drugs that do not meet the criteria for expedited review. We cannot assure you, however, that any of our drug candidates will qualify or continue to qualify for expedited review or be approved in a time period that is shorter than other drugs that do not qualify for this review. See "--Government Regulation."

      We do not intend to engage in basic drug discovery, thereby avoiding much of the significant investment of time and capital that is generally required before a compound is identified and brought to clinical trials. We intend to use our expertise to perform internally what we believe are the most critical aspects of the drug development process, such as the design of clinical trials and the optimization of drug synthesis. We out-source many aspects of our clinical trials and the manufacture of drug substance to carefully selected third parties.

      Although we currently have no sales force, we believe that the high concentration of major prescribers of anti-HIV and anti-HBV therapies in the United States will enable us to promote most drug candidates that we successfully develop to these prescribers through a small, direct sales force. Outside of the United States, we currently intend to promote any drug candidates that we successfully develop primarily through arrangements or collaborations with third parties. As part of the ordinary course of our business, we consider arrangements or collaborations with third parties to market and/or sell products we develop both within and outside of the United States. We may not, however, enter into any such arrangements or collaborations on satisfactory terms and any such arrangements or collaborations we enter into may not be successful.

      We have not generated any revenue from sales of our drug products and, therefore, are a development stage company. We do not expect to generate any revenue before the year 2000. As of December 31, 1998, the Company's accumulated deficit was $116.8 million. We may never achieve profitable operations or generate positive cash flow.

      Triangle was incorporated in Delaware in July 1995. Our principal executive offices are located at 4 University Place, 4611 University Drive, Durham, North Carolina 27707, and our telephone number is (919) 493-5980.

Strategy

      Our goal is to create a portfolio of commercialized drugs primarily for antiviral treatments. We intend to achieve this goal through the following strategies:

      Focus on Viral Diseases. The expertise of our management team lies in identifying, developing and commercializing drugs for the treatment of viral diseases. We are targeting the viral disease markets because we believe the significant unmet medical need and the rapid pace of scientific advances occurring in the treatment of these diseases give these significant markets attractive growth potential. We also believe that the relatively high concentration of prescribers that treat HIV and HBV will enable us to promote most drug candidates through a small, specialized direct sales force.

      Apply Selective Criteria to Drug Candidates. When we evaluate drug candidates for our product development programs, we seek to in-license drug candidates for which favorable preclinical, and where possible, clinical data already exist. We intend to use our expertise to identify drug candidates that we judge to have attractive preclinical profiles. In addition, we prefer, where practical, to in-license drug candidates that have either undergone some testing in humans (e.g., Coviracil and DMP-450) or share characteristics with drugs that are currently approved for use in humans. We intend to apply these selection standards where feasible in evaluating potential drug candidates for in-licensing.

      Leverage Relationships. As a result of our instrumental roles in the identification, clinical development and commercialization of antiviral and anticancer therapies, our management team and Scientific Advisory Board have extensive contacts in academia and industry. These contacts were instrumental in the acquisition of our existing drug candidates, and we believe they will be valuable in our efforts to develop and to commercialize existing and future drug candidates.

      Develop Drugs for Use in Coactive Therapy. Coactive therapy is an increasingly accepted method to treat viral diseases such as HIV infection. We seek to identify and develop drug candidates for use in coactive therapy that have resistance, compliance and/or tolerance profiles that are complementary to the profiles of existing drugs. In addition, in contrast to the competitive marketing of single drug regimens, we believe that any drug we develop as part of a coactive regimen will benefit from the promotional efforts of the marketers of the other drugs in the regimen.

      Focus on Small Molecule Drugs. Our management team is well known for its successful development of and expertise in small molecule drugs, and nucleosides in particular. Small molecule drugs have several advantages over large molecule drugs such as proteins, polypeptides and polynucleotides. For example, small molecule drugs are often simpler to scale-up and manufacture than large molecule drugs, and are more likely to be orally bioavailable (taken by mouth) which is a significant advantage in treating long-term chronic illnesses where patients prefer not to be subjected to injections over extended periods of time.

      Strategically Out-Source Routine Aspects of Drug Development. Our strategy is to remain focused on drug development. Much of the drug development process consists of routine elements that may be out-sourced to high quality, high capacity contractors. Accordingly, we intend to focus our corporate resources on the aspects of drug development that require particular expertise. For example, we intend to concentrate on the design of clinical trials and the optimization of drug synthesis, and to out-source many aspects of the conduct of clinical trials and the manufacture of drug substance. We believe this strategy enables us to respond rapidly to certain changing events, such as clinical trial results and the availability of funds, by increasing or decreasing expenditures on particular drug development projects or by shifting our emphasis among projects.

Product Development Programs

      We are focused on the development of drugs for the treatment of viral diseases to take advantage of the opportunities presented by the increasing use of coactive therapy. We believe that coactive therapy is now recognized as the most effective available method to treat HIV and AIDS, and is being used widely in the United States and Western Europe. We also believe that HBV, due to its complexity and demonstrated ability to develop resistance to therapeutic agents, may also be more effectively treated with coactive therapy.

      We perform a variety of tests when evaluating a drug candidate that are designed to evaluate the potential activity, resistance profile and toxicity of the drug candidate. For example, anti-HIV drug candidates are tested in our laboratories against both laboratory and clinical strains of HIV in several cell lines, individually and in combination with other compounds. Additionally, we use carefully selected third parties to perform other resistance and toxicity tests.

                     TRIANGLE'S PORTFOLIO OF DRUG CANDIDATES

================================================================================
Drug Candidates        Indication        Status(1),(2)           Territory(3)
================================================================================
Coactinon(TM)          HIV               Pivotal Phase       Worldwide, except
(emivirine),                             II/III              Japan
formerly known as
MKC-442
--------------------------------------------------------------------------------
Coviracil(TM)          HIV               Pivotal Phase       Worldwide
(emtricitabine),                         II/III
formerly known as FTC  HBV               Phase I/II          Worldwide
--------------------------------------------------------------------------------
DMP-450                HIV               Phase I(4)          Worldwide
--------------------------------------------------------------------------------
DAPD                   HIV               Phase I/II          Worldwide
                       HBV               Preclinical         Worldwide
--------------------------------------------------------------------------------
L-FMAU                 HBV               Preclinical         Worldwide, except
                                                             Korea
--------------------------------------------------------------------------------
2-CdAP                 Psoriasis         Phase I/II(5)       Worldwide
--------------------------------------------------------------------------------
Alanosine              Brain, Lung and   Pilot Phase II(5)   Worldwide
                       other Cancers
--------------------------------------------------------------------------------

(1) Neither the FDA nor any foreign regulatory agencies have approved our drug candidates for commercial sale.

(2) "Preclinical" means that we are testing a drug candidate for safety and potency in animal or laboratory models. "Phase I" means that we are testing a drug candidate for preliminary indications of safety and tolerance in a limited number of patients or volunteers. "Phase I/II" means that we are testing a drug candidate for safety, tolerance and preliminary indications of efficacy in a limited number of patients. "Phase II" means that we are testing a drug candidate for safety, efficacy and, in some cases, optimal dosage in a limited number of patients. "Phase II/III" means that we are testing a drug candidate for safety and efficacy in an expanded number of patients at geographically dispersed clinical sites. "Pivotal" means that we are conducting expanded clinical studies intended to support a submission for regulatory approval of a drug candidate. "Pilot" means that we are conducting a clinical trial with a small number of patients. See "--Government Regulation."

(3) Indicates the geographic territory in which we have licensed, or have an option to acquire a license to, the right to commercialize the particular product. We have licensed all drug candidates except alanosine, for which we have acquired an option to obtain a license. Our ability to commercialize products in each country in the licensed territory may be limited by proprietary rights of third parties other than our licensors. See "--Risks and Uncertainties -- Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights."

(4) We plan to initiate Phase I/II combination studies outside the United States in the first half of 1999. The initiation of potential efficacy studies in the United States awaits the outcome of further discussions with the FDA, where DMP-450 remains on partial clinical hold. See "--Viral Disease Program--HIV--Development Status--DMP-450."

(5) We have decided to limit the current support of 2-CdAP and alanosine to focus financial and human resources on those drug candidates which we believe have the greatest potential. Should circumstances change, we may invest in the further development of these two drug candidates in the future.

Viral Disease Program

      HIV

      Background. The World Health Organization estimates that through 1998,
33.4 million people worldwide were living with HIV or AIDS. It is generally believed that, in the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS which has a mortality rate approaching 100%.

      Experts believe a key factor in how quickly a person infected with HIV develops AIDS is the amount of HIV in the body at any one time (the "viral load" or "viral burden"). The failure of vaccines and other immunotherapy to control the virus has led current researchers to focus on halting HIV replication and reducing viral load by blocking one or both of two key enzymes required for viral replication.

      The first enzyme, reverse transcriptase, is active early in the replication cycle and allows the virus, which is made of RNA, to transform to its DNA form necessary for continued replication. This enzyme can be inhibited by two general classes of drugs defined both by their structure as well as their mechanism of action. The first general class, nucleoside analogue reverse transcriptase inhibitors such as AZT, ddI, ddC, d4T and 3TC, bears a strong chemical resemblance to the natural building blocks (nucleotides) of DNA and interferes with the function of the enzyme by displacing the natural nucleotides used by the enzyme. The second general class, non-nucleoside reverse transcriptase inhibitors such as nevirapine, delavirdine and efavirenz, is composed of an extremely diverse group of chemicals that act by attaching to the reverse transcriptase enzyme and modifying it so that it functions less efficiently. The second enzyme, protease, is required to permit full virus maturation. Inhibitors of this enzyme are represented by drugs such as saquinavir, ritonavir, indinavir and nelfinavir.

      The genetic material responsible for the production of both enzymes is extremely prone to mutations that can produce resistance to drugs targeted at these enzymes. If antiviral therapy does not halt all viral replication, then mutant strains of virus continue to replicate. Depending upon the particular mutations that occur, these virus strains may be resistant to only one of the drugs used in therapy or may be resistant to some or all of the drugs in the same chemical or functional class. This latter phenomenon is known as cross-resistance.

      Initially, HIV was treated only with AZT, a nucleoside analogue reverse transcriptase inhibitor, which was first introduced in 1987. Three other nucleoside analogues--ddI, ddC and d4T--were introduced to the market in the early 1990's. These drugs, when used alone, provided only short-term clinical benefit, were sometimes toxic and were often considered expensive relative to their clinical benefits. As a result, the use of anti-HIV therapy was limited and market penetration was low (less than 25% of the infected population in the United States).

      More recently, clinical research in HIV has been facilitated by the introduction in the mid-1990's of tests that can reliably determine the viral load in the blood at any given time. As a result, it is now possible to rapidly evaluate potential therapeutic agents and combinations of agents and to determine accurately the potency and resistance profiles of these agents. This has led to the accelerated development of a number of new therapeutic agents and their use in coactive therapy. The use of coactive therapy, including combinations of protease inhibitors or non-nucleoside reverse transcriptase inhibitors with two nucleoside analogue reverse transcriptase inhibitors, has demonstrated significant therapeutic benefit, sometimes rendering the virus undetectable in the blood of certain patients for over two years to date. Additional combinations may be possible as new therapeutic agents are developed.

      In spite of these significant advances, numerous challenges remain in the treatment of HIV. In the absence of a cure, the disease is life long. Although coactive therapy has demonstrated the ability to markedly slow resistance development, resistant mutants are already being identified to the drugs currently used during the course of coactive therapy studies, and cross-resistance among many agents, including protease inhibitors, is being increasingly recognized. Present coactive treatments are also often complex and expensive (published reports indicate the cost per patient per year can exceed $13,000). Adverse reactions to many of the drugs used in coactive therapy are common and may limit compliance or even preclude use in some patients. Even brief instances of non-compliance can reduce or eliminate the ability of the combination therapy to suppress the virus, and may thus accelerate the development of resistance. We believe that these challenges present an opportunity to develop additional drugs that have attractive safety, pharmacokinetic and/or resistance profiles.

      Development Status. We have a portfolio of four drug candidates for the treatment of HIV: Coactinon, Coviracil, DMP-450, and DAPD. Triangle's HIV portfolio includes at least one drug candidate in each of the three classes of drugs currently approved for the treatment of HIV. Three are reverse transcriptase inhibitors, although one of these (Coactinon) functions as a non-nucleoside reverse transcriptase inhibitor, and one (DMP-450) is a protease inhibitor.

      Coactinon (emivirine), formerly known as MKC-442. We are currently conducting pivotal Phase II/III clinical trials in Europe, Africa, and the United States with Coactinon in coactive regimens in HIV-infected patients to demonstrate safety and efficacy as measured by viral load. We intend to use these trials as part of the basis of regulatory filings in the United States and other countries. We have licensed from Mitsubishi Chemical Corporation ("Mitsubishi") rights to Coactinon worldwide, except in Japan, for the treatment of HIV.

      Although Coactinon is a nucleoside analogue, it functions as a non-nucleoside reverse transcriptase inhibitor. Preclinical tests suggest that Coactinon may possess characteristics that address several of the therapeutic challenges of HIV. When tested in cell culture assay systems against wild-type (drug-sensitive) strains of HIV known to be resistant to established non-nucleoside reverse transcriptase inhibitors, Coactinon retained much of its ability to inhibit HIV replication. In these studies, Coactinon displayed greater potency than nevirapine against wild-type strains of HIV. Preclinical studies of Coactinon in two-drug combinations with AZT and ddI and in two-drug and three-drug combinations with certain nucleoside analogue reverse transcriptase inhibitors and protease inhibitors suggest that Coactinon may work well in coactive therapy.

      Studies in animals suggest a favorable safety and pharmacokinetic profile for Coactinon. Animal pharmacokinetic analyses showed good oral bioavailability and excellent penetration into the central nervous system, a significant site of HIV replication in humans that is poorly penetrated by many currently marketed anti-HIV drugs. In rats, for example, the concentration of Coactinon in the brain was 100% of that seen in the plasma.

      We conducted a Phase I study to evaluate the pharmacokinetics and tolerance of single escalating doses of Coactinon in HIV-infected volunteers. Our study indicated the compound was generally well tolerated, with only a few participants experiencing minor adverse effects at the higher dose levels. In the groups receiving higher doses, concentrations of the drug in the plasma reached levels much higher than the levels required to suppress 90% of the virus in culture.

      We have also released preliminary data from a Phase I/II double-blind, placebo-controlled trial designed to evaluate the safety and efficacy of repeated multiple oral doses of Coactinon in HIV-infected patients. A total of 49 patients were treated with Coactinon for up to two months. Doses ranging from 100 mg to 1000 mg twice a day were given to groups of six to eight patients at each dosage level. At a dose of 750 mg twice a day, the viral load was reduced by an average of 96% in all patients after one week. This reduction was mostly sustained at two weeks whereafter it was followed by a gradual increase in viral load from the nadir towards baseline levels. In the trial, Coactinon was generally well tolerated, and the most frequently observed adverse events were transient headache, rash, nausea/vomiting, and diarrhea. A single point mutation at position 103 of the reverse transcriptase that may be associated with resistance was found in the virus obtained from some patients.

      Pharmacokinetic drug interaction studies with protease inhibitors and other agents are currently ongoing under an Investigational New Drug Application ("IND"). We are currently conducting pivotal Phase II/III clinical trials of Coactinon in coactive regimens at a dose of 750 mg twice a day in Europe, Africa, and the United States.

      Coviracil (emtricitabine), formerly known as FTC. We are currently conducting Phase II/III clinical trials with Coviracil for the treatment of HIV. We have licensed worldwide rights to Coviracil for the treatment of HIV and HBV from Emory University ("Emory").

      Coviracil is a member of the same nucleoside series as 3TC. In laboratory studies, Coviracil consistently has displayed greater potency than 3TC against HIV and is a potent antiviral agent against HIV strains obtained from a geographically diverse set of HIV-infected patients. Laboratory studies have also shown that Coviracil shares cross-resistance patterns with 3TC. In some cases, the most common resistance mutation to these two agents also reverses resistance of HIV to AZT.

      Studies in animals have demonstrated that Coviracil was cleared rapidly from the bloodstream over all doses studied, had good oral bioavailability and was well tolerated. Mild anemia in mice was seen only at extremely high doses (3000 mg/kg/day).

      A Phase I single dose study evaluated the pharmacokinetics and tolerance of Coviracil in 12 HIV-infected volunteers. The volunteers received six single oral doses of Coviracil at six day intervals ranging from 100 mg to 1200 mg. Coviracil was well tolerated by all subjects in the dose range studied. Coviracil was absorbed rapidly into the blood stream following oral administration and was excreted primarily through the kidneys. While food intake slightly decreased the rate of absorption, it did not affect the overall oral bioavailability. The absorption, metabolism and excretion of Coviracil were generally consistent among the subjects.

      In a Phase I/II monotherapy study in 41 HIV-infected patients, doses ranging from 25 mg twice a day to 200 mg twice a day were given for 2 weeks. (A brief duration of monotherapy exposure was selected to limit the development of patient resistance, but allows a preliminary assessment of drug candidate tolerance and efficacy.) At each dose regimen containing doses of 200 mg/day or more, a 98% (1.75 log(10)) or greater viral suppression was observed. A single, once-a-day, 200 mg dose reduced the viral load by an average of 99% (1.92 log(10)). The drug was generally well tolerated, with the most frequently observed adverse experiences being headache, nausea/vomiting, and diarrhea.

      In an additional monotherapy study used to determine the optimum dose of Coviracil, 80 patients were randomized to receive one of three doses of Coviracil (25 mg, 100 mg, or 200 mg) once-a-day or the standard dose of lamivudine (150 mg twice-a-day). Patients were treated for 10 days and followed for an additional two days after the completion of dosing. All regimens were active, but the dose of 200 mg of Coviracil exhibited superior antiviral suppression. This effect was determined by a number of variables including calculations of absolute changes in viral load, average area under the curve minus baseline, and the slope of viral RNA decay. Of those receiving 200 mg of Coviracil, at the end of therapy 58% (11/19) had either a 2 log(10) drop in viral load or a reduction in virus below the level of detection and, of these, 21% (4/19) had both. Even two days after the completion of this short course of therapy, the absolute decrease in viral load in this cohort was 1.63 log(10) (43-fold decrease).

      DMP-450. DMP-450 is currently in Phase I pharmacokinetic and tolerance studies in Europe. We obtained worldwide license rights to DMP-450 through the acquisition of Avid Corporation ("Avid") in 1997. See "--License and Other Material Agreements --The DuPont Pharmaceuticals Company and Avid Corporation."

      DMP-450 is a potent, selective inhibitor of the HIV-1 protease that belongs to a novel chemical class, the cyclic ureas. In preclinical laboratory tests, DMP-450 showed a dose-dependent inhibition of HIV replication in three different cell types and reduced the yield of virus by more than 99.9% at concentrations as low as 0.5 uM. Resistance to the compound is conferred by the 82 or 84 mutation, consistent with mutations observed with several other protease inhibitors. DMP-450 is synergistic with a number of antiretrovirals in laboratory studies. Long-term toxicology studies have been completed in rats and dogs.

      Data from a Phase I study conducted by The DuPont Pharmaceuticals Company ("DuPont"), formerly The DuPont Merck Pharmaceutical Company, showed that DMP-450 was generally well tolerated following single oral doses that ranged from 60 mg to 1250 mg in normal, healthy male volunteers for up to four days. A Phase I/II trial, initiated by Avid and ongoing at the time of its acquisition, was put on clinical hold by the FDA in October 1997 because of the FDA's concerns regarding toxicity and electrocardiographic abnormalities observed in some animals exposed to extremely high doses of DMP-450. The patients in the Phase I/II study were administered oral doses that ranged from 500 mg to 750 mg three times a day and experienced no significant adverse reactions. After discussions with the FDA, we initiated a Phase I pharmacokinetic study for DMP-450 in the United States and a Phase I safety and tolerance study in Europe in January 1998. The Phase I safety and tolerance study was designed to determine whether any electrocardiographic abnormalities could be observed in humans (when steady-state blood levels of DMP-450 are reached (i.e., 3 days)) with doses at or above those planned to be used in efficacy studies. Both studies have been completed and no electrocardiographic abnormalities were observed in the Phase I safety and tolerance study. We plan to initiate Phase I/II combination studies outside the United States in the first half of 1999. The initiation of potential efficacy studies in the United States awaits the outcome of further discussions with the FDA as DMP-450 remains on partial clinical hold.

      DAPD. We have initiated Phase I/II clinical trials with DAPD for the treatment of HIV. We also plan to initiate clinical studies for the treatment of HBV during 1999. We have licensed worldwide rights to DAPD for the treatment of HIV and HBV from Emory and the University of Georgia Research Foundation, Inc. ("UGARF").

      We believe that DAPD is currently the only member of its nucleoside series which is in development for the treatment of viral diseases, and may offer advantages over currently marketed nucleosides from other series because of its unique structural and pharmacological properties. DAPD is synergistic with a number of antivirals in laboratory studies. HIV strains that are resistant to AZT, 3TC or Coviracil are not cross-resistant to DAPD. Studies in animals have demonstrated the majority of DAPD is rapidly converted to dioxolane guanosine ("DXG"), the active anti-HIV agent. Preliminary analyses of these pharmacokinetic studies indicate that DXG serum concentrations decline with a terminal half-life ranging from approximately two to eight hours. The analysis of several urine samples from this study indicate the presence of DXG with no other metabolites detected.

      HBV

      Background. Hepatitis B is the causative agent of both the acute and chronic forms of HBV, a liver disease that is a major cause of illness and death throughout the world. Hepatitis B can lead to cirrhosis and cancer of the liver. In the United States, approximately 300,000 people become acutely infected each year and approximately one million people currently are chronic HBV carriers. Of these, as many as 5,000 die each year as a result of the consequences of this liver damage. Worldwide, over 300 million people are chronically infected. Presently, there are over 120 million carriers of HBV in Asia, of whom one-fourth may develop serious illnesses such as cirrhosis and liver cancer. Of these, between 1.0 million and 2.0 million die each year.

      Vaccines are currently available that can prevent the transmission of HBV; however, these vaccines have no efficacy in those already infected. Alpha interferon (a commercially available drug approved for the treatment of HBV) is administered by injection, is not always successful in controlling the virus and is associated with significant side-effects, the most common being severe "flu-like" symptoms. While other compounds have some activity in the treatment of HBV infection, we believe additional drugs will be necessary to effectively treat the disease. For example, 3TC has shown good tolerance and effective suppression of HBV replication during the course of treatment. However, virus replication can return during prolonged therapy. Studies of more prolonged therapy are in progress, and antiviral resistance has been observed with certain patients.

      We believe that HBV, like HIV, may be treated more effectively with coactive therapy. Therefore, even if other drugs are approved for the treatment of HBV, we believe there will still be a need for additional safe and effective oral therapies for chronic HBV that can be used in coactive therapies.

      Development Status. We are developing three compounds for the treatment of HBV, two of which, Coviracil and DAPD, are also being developed for the treatment of HIV.

      Emtricitabine, formerly known as FTC. We are currently conducting Phase I/II clinical trials with emtricitabine for the treatment of HBV. Some of the development activities we plan to undertake with Coviracil for the treatment of HIV will also be used in the development of emtricitabine for the treatment of HBV. See "--HIV--Development Status--Coviracil (emtricitabine), formerly known as FTC."

      Emtricitabine has been shown to be a potent inhibitor of HBV replication in laboratory studies, and is synergistic in laboratory studies in combination with several types of interferons approved for the treatment of HBV. The anti-hepatitis activity of emtricitabine has been demonstrated in a chimeric mouse model and against woodchuck hepatitis virus in naturally infected woodchucks. The hepatitis infection of the woodchuck results in a disease state closely resembling that found in humans infected with HBV. In the woodchuck model at doses above 3 mg/kg, all treated animals had significantly reduced levels of woodchuck hepatitis virus DNA in their blood. One week after treatment was stopped, woodchuck hepatitis virus levels returned to pretreatment levels, as is seen with 3TC.

      We have released preliminary data from 17 HBV-infected patients in an ongoing Phase I/II study which suggests that emtricitabine has potent antiviral activity against HBV in humans. Patients in the study were given emtricitabine at doses ranging from 25 mg once-a-day to 200 mg once-a-day. The median reduction in viral load during the first 14-days of treatment with emtricitabine was 1.9 log(10) at 25 mg once-a-day in 8 patients and 2.8 log(10) (99.8%) at 200 mg once-a-day in 9 patients.

      L-FMAU. We are currently conducting six and 12 month toxicology studies with L-FMAU. We have licensed worldwide rights to L-FMAU, except in Korea, from Bukwang Pharm. Ind. Co., Ltd. ("Bukwang") for all human antiviral applications.

      L-FMAU is a pyrimidine nucleoside analogue that has been shown to be a potent inhibitor of HBV replication in laboratory studies. The EC(50) value (the effective concentration of drug required to inhibit virus growth by 50%) ranges from 0.02 uM to 0.15 uM with a mean of 0.08 uM. Pharmacokinetic studies with L-FMAU have been performed in adult woodchucks and in rats. The bioavailability of L-FMAU in rats was 59% to 64%. At a 25 mg/kg dose of L-FMAU given to woodchucks, oral bioavailability ranged from 19% to 29%. The pharmacokinetics of L-FMAU in these animal studies were independent of dose over a range of 10 mg/kg to 50 mg/kg.

      In laboratory studies, the efficacy of L-FMAU has been demonstrated in woodchucks chronically infected with woodchuck hepatitis virus who were treated at varying doses for four weeks. Within seven days of initial treatment, a greater than 1000-fold reduction in serum woodchuck hepatitis virus DNA was observed, and at all but the lowest doses, the woodchuck hepatitis virus DNA became undetectable shortly thereafter in the majority of the animals. In a study where L-FMAU was given at a dose of 10 mg/kg for 12 weeks, the virus did not return in the majority of animals for prolonged periods after the cessation of dosing. Molecular evidence of viral infection in the liver could no longer be detected between four and 12 weeks after treatment and remained undetectable for the entire 36-week post-treatment observation period.

      DAPD. We currently intend to initiate Phase I/II studies with DAPD for the treatment of HBV in 1999. Some of the development activities we plan to undertake with DAPD for the treatment of HIV will also be used in the development of DAPD for the treatment of HBV. See "--HIV--Development Status--DAPD."

      In laboratory studies, DAPD has been shown to be a potent inhibitor of HBV replication. In the woodchuck model, DAPD was found to be as active as 3TC in reducing serum levels of circulating viral DNA when administered for 12 weeks.

License and Other Material Agreements

      We have licensed Coactinon from Mitsubishi, L-FMAU from Bukwang, Coviracil from Emory, DAPD from Emory and UGARF, and 2-CdAP from Dr. Karl Hostetler and Dr. Dennis Carson. We acquired license rights to DMP-450 through our acquisition of Avid. Avid licensed DMP-450 from DuPont. We have entered into an option agreement with The Regents of the University of California (the "Regents") with respect to the acquisition of certain license rights to alanosine. See "--Risks and Uncertainties--Risks Related to License and Option Agreements."

Mitsubishi Chemical Corporation

      In December 1995, we entered into an option agreement with Mitsubishi pursuant to which Mitsubishi granted us an option to obtain an exclusive license to Coactinon. We exercised this option and, in June 1997, entered into a license agreement with Mitsubishi pursuant to which we received an exclusive license to all of Mitsubishi's rights to Coactinon for use in the HIV field. The license includes all countries of the world except Japan. As consideration for the exclusive license, we paid a license initiation fee and agreed to make certain milestone and royalty payments, including minimum annual royalty payments to Mitsubishi. We are also required to meet certain milestone obligations and conduct certain development work with respect to Coactinon. Under the license agreement, we have agreed to perform preclinical testing and clinical trials with Coactinon. Mitsubishi is primarily responsible for prosecuting all patents related to the emivirine technology at its own expense. We are obligated to indemnify Mitsubishi against any claims or losses incurred as a result of our breach of the license agreement or our manufacture, testing, design, use, sale and labeling of products utilizing the emivirine technology. Mitsubishi has the right to terminate the license if we do not satisfy certain milestone obligations or if we do not cure any material breach of the license agreement. The termination of the license agreement would adversely affect our business.

Bukwang Pharm. Ind. Co., Ltd.

      In February 1998, we entered into a license agreement with Bukwang pursuant to which we received an exclusive license to all of Bukwang's rights to L-FMAU for use in the HBV field as well as all other human antiviral applications. Bukwang obtained its rights to L-FMAU through an exclusive license from Yale University ("Yale") and UGARF. Our license includes all countries of the world except Korea. As consideration for the exclusive license of the L-FMAU technology, we paid a license initiation fee and agreed to pay development and sales milestones. We also agreed to pay a royalty on the net sales of any licensed products. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the L-FMAU technology, we will be required to pay an annual minimum royalty. Under the license agreement, Yale and UGARF are primarily responsible for prosecuting all patents related to the L-FMAU technology which they licensed to Bukwang, at our expense.

      We are primarily responsible for prosecuting all patents related to any L-FMAU technology that may be acquired by Bukwang or us at our own expense. In addition, Yale and UGARF have the first right to pursue any actions against third parties for infringement of the L-FMAU technology, either jointly with us (with expenses shared equally) or, if not jointly with us, solely at their expense. Upon the conclusion of any such infringement action brought solely by us, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Bukwang during the time the infringement action is pending. We are obligated to indemnify Bukwang against any claims or losses incurred as a result of our breach of the license agreement or our manufacture, testing, design, use, sale and labeling of products utilizing the L-FMAU technology. Bukwang has the right to terminate the license agreement in the event we do not achieve certain milestone obligations or upon an uncured breach of the agreement by us. In the event of such termination, we will grant Bukwang certain nonexclusive, royalty free license rights in all intellectual property under our control relating to the L-FMAU technology necessary for marketing products which contain L-FMAU. The termination of the license agreement could adversely affect our business.

The DuPont Pharmaceuticals Company and Avid Corporation

      We completed our acquisition of Avid on August 28, 1997, pursuant to the terms of a merger agreement among Triangle, a wholly-owned subsidiary of Triangle and Avid. Avid's principal assets consist of worldwide license rights to DMP-450 for use in the HIV field and proprietary assays to screen compounds for the treatment of HBV. Avid acquired its rights to the DMP-450 technology in December 1996 through an exclusive license from DuPont. Pursuant to the license agreement, we are required to make certain milestone and royalty payments and to pay license preservation fees to DuPont, beginning in 1998, in the event other payments do not equal certain annual amounts. Under the license agreement, DuPont is primarily responsible for prosecuting all patents related to the DMP-450 technology. We are required to reimburse DuPont for the patent prosecution costs it incurs after the date of the license agreement, other than any litigation expenses incurred by DuPont. In certain circumstances, we have the right to pursue any actions against third parties for infringement of the DMP-450 technology at our expense. In addition, we are obligated to indemnify DuPont against any claims or losses incurred as a result of our production, manufacture, use, sale, lease, consumption, or advertisement of products utilizing the DMP-450 technology. DuPont may terminate the license agreement upon an uncured breach of the agreement by us. The termination of the license agreement could adversely affect our business.

      Pursuant to the terms of the merger agreement, we issued 400,000 shares of common stock in exchange for all outstanding capital stock of Avid. We also agreed to issue up to 2,100,000 additional shares of common stock upon the achievement of certain milestones relating to DMP-450. Pursuant to the merger agreement, the issuance of 1,600,000 of these shares was contingent upon Triangle's initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999 (the "DMP Milestone Date"), or electing on or before the DMP Milestone Date to continue the development of DMP-450 even if such clinical trials had not been initiated. Representatives of the former Avid stockholders have agreed to extend the DMP Milestone Date until February 28, 2000, in exchange for Triangle's issuance of 100,000 of the 1,600,000 contingent shares in 1999. The issuance of the remaining 500,000 of the 2,100,000 shares is contingent upon the attainment of other development milestones with DMP-450. In connection with the acquisition, we also assumed operating and other liabilities of Avid totaling approximately $1.3 million and certain development liabilities totaling approximately $1.0 million.

Emory University and University of Georgia Research Foundation, Inc.

      Coviracil. In April 1996, we entered into a license agreement with Emory pursuant to which we received an exclusive worldwide license to all of Emory's rights to purified forms of Coviracil for use in the HIV and the HBV fields. As consideration for the exclusive license of the emtricitabine technology, we issued 500,000 shares of common stock and agreed to pay certain license fees, all of which have been paid to Emory. In addition, we agreed to make certain milestone and royalty payments to Emory. Beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the emtricitabine technology in the United States and the third year after the first registration is granted for an anti-HBV product incorporating the emtricitabine technology in certain major market countries, we will be required to pay Emory minimum annual royalties for the HIV and HBV indications, respectively. Under the license agreement, Emory is primarily responsible for prosecuting all patents related to the emtricitabine technology. We agreed to reimburse Emory for the patent prosecution costs it incurs after December 1996. We have the right to pursue any actions against third parties for infringement of the emtricitabine technology at our expense. Upon the conclusion of any such infringement action, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Emory during the time the infringement action was pending. In addition, we are obligated to defend, indemnify and hold harmless Emory and certain of its representatives against any claims or losses incurred as a result of our manufacturing, testing, design, use and sale of products utilizing the emtricitabine technology. Emory has the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event we do not satisfy certain milestone obligations. Emory may also terminate the license agreement upon an uncured breach of the agreement by us. In the event of such termination or conversion, we will grant Emory certain nonexclusive, royalty-free license rights in all intellectual property under our control relating to the emtricitabine technology necessary for the marketing of products incorporating the emtricitabine technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement would adversely affect our business.

      DAPD. In March 1996, we entered into a license agreement with Emory and UGARF pursuant to which we received an exclusive worldwide license to all of Emory's and UGARF's rights to a series of nucleoside analogues including DAPD and DXG (i.e., the active anti-HIV agent) for use in the HIV and HBV fields. As consideration for the exclusive license of the DAPD technology, we issued an aggregate of 150,000 shares of common stock to Emory and UGARF. In addition, we are agreed to make certain milestone and royalty payments to Emory and UGARF. We are required to pay license maintenance fees beginning in March 1999 in the event certain development milestones have not been achieved. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the DAPD technology, we will be required to pay Emory and UGARF a minimum annual royalty. Under the license agreement, Emory and UGARF are primarily responsible for prosecuting all patents related to the DAPD technology. We agreed to reimburse Emory and UGARF for the patent prosecution costs they incur after the date of the license agreement. We have the right to pursue any actions against third parties for infringement of the DAPD technology at our expense. Upon the conclusion of any such infringement action, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Emory and UGARF during the time the infringement action was pending. In addition, we are obligated to defend, indemnify and hold harmless Emory, UGARF and certain of their representatives against any claims or losses incurred as a result of our manufacturing, testing, design, use and sale of products utilizing the DAPD technology. Emory and UGARF have the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event we do not satisfy certain milestone obligations. Emory and UGARF may also terminate the license agreement upon an uncured breach of the agreement by us. In the event of such termination or conversion, we will grant Emory and UGARF certain nonexclusive, royalty-free license rights in all intellectual property under our control relating to the DAPD technology necessary for the marketing of products incorporating the DAPD technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could adversely affect our business.

Patents and Proprietary Rights

      Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our drug candidates and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. We have no patents in our own name and we have only five patent applications of our own pending (one of which is a joint application with co-inventors from another institution). We have, however, licensed or we have an option to license patents, patent applications and other proprietary rights from third parties for each of our drug candidates. If we breach our licenses, we may lose rights to important technology and drug candidates.

      Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have in-licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our products or processes may infringe the patent rights of others.

      Several pharmaceutical and biotechnology companies, universities and research institutions have filed patent applications or received patents that cover our technologies or technologies similar to ours. Others have filed patent applications and received patents that conflict with patents or patent applications we have in-licensed, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our drug candidates. For example, United States patent applications are confidential while pending in the Patent and Trademark Office ("PTO"), and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any such license on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our drug candidates, which would adversely affect our business.

      There are significant risks regarding the patent rights of two of our in-licensed drug candidates. We may not be able to commercialize Coviracil or DAPD for HIV and/or HBV due to patent rights held by third parties other than our licensors. Third parties have filed numerous patent applications and have received numerous issued patents in the United States and many foreign countries that relate to these drug candidates and their use alone or coactively to treat HIV and HBV. As a result, our patent position regarding the use of Coviracil and DAPD to treat HIV and/or HBV is highly uncertain and involves numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize Coviracil and/or DAPD in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even if any of these questions is favorably resolved, we may still attempt to obtain licenses from one or more third parties to reduce or eliminate the risks relating to some or all of these matters. Such licenses may not be available on acceptable terms or at all. Our inability to commercialize either of these drug candidates could adversely affect our business.

      With respect to any of our drug candidates, litigation, opposition and interference proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The PTO has already declared two interferences in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, UGARF, the Regents, DuPont, and Mitsubishi provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, interference, opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and UGARF, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or interference proceeding could adversely affect our business pending resolution of the disputed matters.

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed an application for, but have not obtained, a trademark registration for our corporate name and our logo. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us. See -- "Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights."

Government Regulation

      The development of our drug candidates and the manufacturing and marketing of any drug candidates we successfully develop is subject to extensive regulation by numerous governmental authorities in the United States and other countries. See "--Risks and Uncertainties--Extensive Government Regulation; No Assurance of Regulatory Approval."

FDA Approval

      In the United States, pharmaceuticals are subject to rigorous FDA regulation. The Federal Food, Drug, and Cosmetic Act governs the testing, manufacture, approval, labeling, storage, record keeping, reporting, advertising and promotion of our drug candidates and any products that we may successfully develop. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The steps required before a new prescription drug may be marketed in the United States include:

      o     preclinical laboratory and animal tests,
      o the submission to the FDA of an Investigational New Drug Application ("IND"), which must be evaluated and found acceptable by the FDA before human clinical trials may commence,
      o adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug,
      o     the submission of an New Drug Application ("NDA") to the FDA,
      o FDA review of the NDA, which usually includes review by an Advisory Committee to the FDA, and
      o     FDA approval of the NDA.

      Prior to obtaining FDA approval of an NDA, the facilities that will be used to manufacture the drug must undergo a preapproval inspection to ensure compliance with good manufacturing practices regulations. A company must also pay a one-time user fee for each NDA submission and pay annual user fees for each approved product and manufacturing establishment.

      Preclinical tests include laboratory evaluation of the drug candidate and animal studies to assess the safety and effectiveness of the drug candidate and its formulation. Preclinical test results are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt. If the FDA has concerns about a proposed clinical trial, it may delay the trial and require modifications to the trial protocol before permitting the trial to begin. There are no guarantees that the FDA will permit a proposed IND to become effective.

      Clinical trials involve administering a drug candidate to normal, healthy volunteers or to patients identified as having the condition for which the drug candidate is being tested. The drug candidate is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols previously submitted to the FDA as part of the IND. These protocols detail the objectives of the trial, the parameters used to monitor safety and the efficacy criteria that are being evaluated. Each clinical trial is conducted under the auspices of a local Institutional Review Board which considers among other things:

      o     the clinical trial plan,
      o     ethical factors,
      o     safety of the human subjects, and
      o     possible liability risk for the institution.

      Clinical trials are typically conducted in three sequential phases that may overlap.

      o Phase I involves the initial introduction of the drug candidate in normal, healthy volunteers, where the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion, clinical pharmacology and early evidence of effectiveness. In serious diseases such as AIDS or cancer, patients suffering from the disease as well as normal, healthy volunteers may be enrolled in Phase I trials.

      o Phase II involves trials in a limited patient population to determine the effectiveness of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible short-term side effects and safety risks. After a drug candidate demonstrates an acceptable safety profile and probable effectiveness Phase III trials are initiated.

      o Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at multiple clinical study sites.

      Pivotal clinical trials are those expanded studies intended to support a submission for regulatory approval of a drug candidate. Pilot clinical trials are those involving a small number of patients. The FDA reviews both the clinical trial plans and the results of the trials at each phase and may discontinue the trials at any time if there are significant safety issues.

      The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process requires substantial time and effort and approvals may not be granted on a timely basis or at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. Upon approval, a drug may be marketed only for the approved indications in the approved dosage forms. Further clinical trials are required to gain approval for the use of the product for any additional indications or dosage forms. The FDA may also require post-marketing testing, such as monitoring for adverse effects, which can involve significant expense.

      A company may conduct clinical trials outside of the United States, using a product manufactured outside the country, and in some circumstances manufactured within the United States, without an IND. The FDA will accept data from foreign clinical trials to support clinical investigations in the United States and/or approval of an NDA only if the agency determines that the trials are well-designed, well-conducted, performed by qualified investigators, and conducted in accordance with internationally recognized ethical principles and any applicable foreign requirements. We initiated Phase I/II clinical trials in Europe for Coactinon prior to submitting an IND in the United States. We may, in the future, conduct clinical trials with other drug candidates in various foreign countries without an IND. Clinical trials we conduct in either the United States or foreign countries may not demonstrate that any of our drug candidates under development are safe and effective, and the FDA may require additional clinical trials to support approval of an NDA.

      As part of its IND regulations, the FDA has developed several regulatory procedures to accelerate the clinical testing and approval of drugs intended to treat life-threatening or seriously debilitating illnesses under certain circumstances. For example, in 1988, the FDA issued regulations to expedite the development, evaluation and marketing of drugs for life-threatening and severely debilitating illnesses, especially where no alternative therapy exists. These procedures encourage early consultation between the IND sponsors and the FDA in the preclinical testing and clinical trial phases to determine what evidence will be necessary for marketing approval and to assist the sponsors in designing clinical trials. Under this program, the FDA works closely with the IND sponsors to accelerate and condense Phase II clinical trials, which may, in some cases, either eliminate the need to conduct Phase III trials or limit the scope of Phase III trials. Under these regulations, the FDA may require post-marketing (Phase IV) clinical trials to obtain additional information on the drug's risks, benefits and optimal use.

      The FDA has also issued regulations establishing an accelerated NDA approval procedure for certain drugs under Subpart H of the agency's NDA approval regulations. The Subpart H regulations provide for accelerated NDA approval for new drugs intended to treat serious or life-threatening diseases where the drugs provide a meaningful therapeutic advantage over existing treatment. Under this accelerated approval procedure, the FDA may approve a drug based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that is reasonably likely to predict clinical benefits, or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity. This approval is conditional on the favorable completion of post-marketing (Phase IV) trials to establish and define the degree of clinical benefits to the patient. These clinical trials would usually be underway when the product obtains this accelerated approval. The FDA may also impose distribution restrictions where necessary to assure safe use of the drug. If, after approval, a post-marketing clinical study establishes that the drug does not perform as expected, or if post-marketing restrictions are not adhered to or are not adequate to ensure the safe use of the drug, or other evidence demonstrates that the product is not safe and/or effective under its conditions of use, the FDA may withdraw approval. The Subpart H accelerated approval regulations can complement other accelerated approval regulations further expediting development, evaluation, and marketing of drugs. These two procedures for expediting the clinical evaluation and approval of certain drugs may shorten the drug development process by as much as two to three years.

      The Food and Drug Administration Modernization Act of 1997 also contains statutory provisions designed to expedite the review of new drugs intended to treat serious or life-threatening conditions. This Act amended the Federal Food, Drug and Cosmetic Act to provide for the designation of a "fast track" product. This Act also establishes procedures to facilitate development and expedite FDA review of a drug intended for treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs. Approval of a fast track product may be subject to conditions, including requirements to conduct post-approval clinical trials and to presubmit promotional materials. Approval of a fast track product can be withdrawn, using expedited procedures, for reasons similar to those specified in the Subpart H Regulations.

      The FDA has notified us that two of our drug candidates, Coactinon and Coviracil for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. We believe that certain of our other drug candidates may also meet the fast track criteria. We may be able to commercialize our drug candidates which meet these criteria in a shorter time period than has historically been required for drugs that do not meet the criteria for expedited review. We cannot assure you, however, that any of our drug candidates will qualify or continue to qualify for expedited review or be approved in a time period that is shorter than other drugs that do not qualify for this review.

      Once the sale of a product is approved, the FDA regulates the manufacturing, marketing, safety reporting and other activities. The FDA periodically inspects both domestic and foreign drug manufacturing facilities to ensure compliance with applicable good manufacturing practice regulations, NDA conditions of approval and other requirements. In addition, manufacturers must register with the FDA and submit a list of every drug in commercial distribution. We do not have or currently intend to develop the facilities to manufacture our drug candidates in commercial quantities and, therefore, we intend to establish relationships with contract manufacturers for the commercial manufacture of any products that we successfully develop. Some of these contract manufacturers may be located outside the United States. Our contract manufacturers may not be able to attain or maintain compliance with good manufacturing practice regulations and NDA conditions. Changes in contract manufactures may result in the need for new NDA submissions or delays in the availability of product. Post-marketing reports are also required, for purposes such as monitoring the product's usage and any adverse effects. Product approvals may be withdrawn, or other actions may be ordered, or criminal or other sanctions imposed if we do not maintain compliance with regulatory requirements.

Foreign Regulatory Approval and Sale

      Many foreign countries also regulate the clinical testing, manufacturing, reporting, marketing and use of pharmaceutical products. The requirements relating to the conduct of clinical trials, product approval, manufacturing, marketing, pricing and reimbursement vary widely from country to country and we can give no assurance that Triangle or any third parties with whom we may establish collaborative relationships will be able to attain or maintain compliance with such requirements.

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

Other Regulations

      In addition to regulations enforced by the FDA, we are also subject to regulation under:

      o     the Occupational Safety and Health Act,
      o     the Controlled Substances Act,
      o     the Toxic Substances Control Act,
      o     the Resource Conservation and Recovery Act, and
      o other similar federal, state and local regulations governing permissible laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters.

      We believe we are in compliance, in all material respects, with all applicable regulations. These regulations are subject to change and may in the future require substantial effort and cost to us to comply with each of the regulations, and may possibly restrict our business activities. See "--Risks and Uncertainties--Risks of Hazardous Materials."

Competition

      We are engaged in segments of the drug industry that are highly competitive and rapidly changing. Any of our current drug candidates that we successfully develop will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV and HBV. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products. Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our products. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. Many of our competitors:

      o have significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products,
      o have extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products,
      o have products that have been approved or are in late stage development and operate large, well-funded research and development programs.

      Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations are also becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

      If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position and adversely affect our business. See "--Risks and Uncertainties--Highly Competitive Industry; Risk of Technological Change."

Manufacturing

      We do not have any internal manufacturing capacity and we rely on third party manufacturers for the manufacture of all of our clinical trial material. We plan to expand our existing relationships or to establish relationships with additional third party manufacturers for products that we successfully develop. We may be unable to establish or maintain relationships with third party manufacturers on acceptable terms, and third party manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, third party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products. Our business could be adversely affected if we fail to establish or maintain relationships with third parties for our manufacturing requirements on acceptable terms. See "--Risks and Uncertainties--Lack of Manufacturing Capabilities" and "--Government Regulation."

Sales and Marketing

      We will have to develop a sales force or rely on arrangements with third parties for the marketing, distribution and sale of any products we develop. Any such third parties may have significant control over important aspects of the commercialization of our products, including market identification, marketing methods, pricing, composition of sales force and promotional activities. We will also be unable to prevent any third party from pursuing alternative products that could result in the development of products that compete with our products and the withdrawal of support for our programs. We will have little if any control over the amount and timing of resources that any third party may devote to our products. We currently intend to use a direct sales force in the United States and arrangements with third parties outside the United States to market most of the drug candidates that we develop successfully. As part of the ordinary course of our business, we consider arrangements or collaborations with third parties to market and/or sell products we develop both within and outside of the United States. We may not, however, enter into any such arrangements or collaborations on satisfactory terms and any such arrangements or collaborations we enter into may not be successful. Further, any internal capabilities or third party arrangements may not be successful. See "--Risks and Uncertainties--Lack of Sales and Marketing Capabilities."

Health Care Reform Measures and Third Party Reimbursement

      The business and financial condition of pharmaceutical companies will continue to be affected by the efforts of governments and third party payors to contain or reduce the cost of health care through various means. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or the effect those proposals or managed care efforts may have on our business, the announcement and/or adoption of such proposals or efforts could adversely affect our business. In the United States and elsewhere, sales of prescription pharmaceuticals are dependent in whole or in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently mandate predetermined discounts from list prices. Third party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, our products may not be considered cost effective and reimbursement to the consumer may not be available or may not be sufficient to allow us to sell our products on a competitive basis. See "--Risks and Uncertainties--Uncertainty of Health Care Reform Measures and Third Party Reimbursement."

Human Resources

      As of January 31, 1999, Triangle had approximately 120 employees, including approximately 90 in development and approximately 30 in administration. Of these employees, 52 hold advanced degrees, of which 30 are M.D.s or Ph.D.s. Our future success will depend in large part upon our ability to attract and retain highly qualified personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. All of our employees have signed confidentiality agreements and all of our officers have entered into employment agreements. See "--Risks and Uncertainties--Dependence on Key Employees."

Risks and Uncertainties

      In addition to the other information contained herein, the following risks and uncertainties should be carefully considered in evaluating our business.

Early Stage Company; Risk of Unsuccessful Product Development

      We formed our company in July 1995 and we have only a limited operating history for you to review in evaluating our business. In addition, many of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. None of our drug candidates have been approved by regulatory authorities. We do not expect any of our drug candidates to be commercially available before the year 2000. There are many reasons that we may fail in our efforts to develop our drug candidates, including the possibility that:

      o our drug candidates will be ineffective, toxic or will not receive regulatory clearances,
      o our drug candidates will be too expensive to manufacture or market or will not achieve broad market acceptance,
      o third parties will hold proprietary rights that will preclude us from marketing our drug candidates, or
      o     third parties will market equivalent or superior products.

      The success of our business depends upon our ability to successfully develop and market our drug candidates.

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

      We have incurred losses since our inception. At December 31, 1998, our accumulated deficit was $116.8 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and general and administrative costs. We have not generated any revenue to date and do not expect to do so before the year 2000. In addition, we expect annual losses to increase over the next several years as we expand our drug development efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenues or achieve profitable operations.

Our Need for Future Capital; Uncertainty of Additional Funding

      Our drug development programs and potential commercialization of our drug candidates require substantial capital expenditures, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to our licensors. We expect our capital requirements to increase significantly. Our future capital needs will depend on many factors, including:

      o     the progress and magnitude of our drug development programs,
      o     the scope and results of preclinical testing and clinical trials,
      o     the cost, timing and outcome of regulatory reviews,
      o the costs under license and option agreements for our drug candidates (including the costs of obtaining patent protection for our drug candidates),
      o     the costs of acquiring any additional drug candidates,
      o     the rate of technological advances,
      o     the commercial potential of our drug candidates,
      o     the magnitude of our administrative and legal expenses,
      o     the costs of establishing sales and marketing functions, and
      o the costs of establishing third party arrangements for manufacturing.

      We have incurred negative cash flow from operations since we began our company and do not expect to generate positive cash flow to fund our operations for at least the next several years. Accordingly, we will need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any additional financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, or to enter into collaborative arrangements on terms that are not favorable to us. These collaborative arrangements could result in the transfer to third parties of rights that we consider valuable. In addition, we often consider the acquisition of technologies and drug candidates that would increase our capital requirements. Our inability to meet our capital requirements would adversely affect our business.

Uncertainties Related to Clinical Trials

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trials process is complex and uncertain. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the drug candidate for any and all targeted indications. We, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

      Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times. Even if we successfully complete clinical trials, we may not be able to file any required regulatory submissions in a timely manner and we may not receive regulatory approval for the drug candidate. Our failure to successfully complete clinical trials and obtain regulatory approvals will adversely affect our business.

Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights

      Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our drug candidates and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. We have no patents in our own name and we have only five patent applications of our own pending (one of which is a joint application with co-inventors from another institution). We have, however, licensed or we have an option to license patents, patent applications and other proprietary rights from third parties for each of our drug candidates. If we breach our licenses, we may lose rights to important technology and drug candidates.

      Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have in-licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our products or processes may infringe the patent rights of others.

      Several pharmaceutical and biotechnology companies, universities and research institutions have filed patent applications or received patents that cover our technologies or technologies similar to ours. Others have filed patent applications and received patents that conflict with patents or patent applications we own or have in-licensed, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those owned by or licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our drug candidates. For example, United States patent applications are confidential while pending in the PTO, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any such license on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our drug candidates, which would adversely affect our business.

      There are significant risks regarding the patent rights of two of our in-licensed drug candidates. We may not be able to commercialize Coviracil or DAPD for HIV and/or HBV due to patent rights held by third parties other than our licensors. Third parties have filed numerous patent applications and have received numerous issued patents in the United States and many foreign countries that relate to these drug candidates and their use alone or coactively to treat HIV and HBV. As a result, our patent position regarding the use of Coviracil and DAPD to treat HIV and/or HBV is highly uncertain and involves numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize Coviracil and/or DAPD in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even if any of these questions is favorably resolved, we may still attempt to obtain licenses from one or more third parties to reduce or eliminate the risks relating to some or all of these matters. Such licenses may not be available on acceptable terms or at all. Our inability to commercialize either of these drug candidates could adversely affect our business.

Coviracil

      Coviracil belongs to the same general class of nucleosides as 3TC. In the United States, the FDA has approved 3TC for the treatment of HBV and for use in combination with AZT for the treatment of HIV. Regulatory authorities have approved 3TC for the treatment of HBV in several other countries and for use in combination with other nucleoside analogues for the treatment of HIV in a number of other countries. Glaxo Wellcome plc ("Glaxo") currently sells 3TC for the treatment of HIV and HBV under a license agreement with BioChem Pharma Inc. ("BioChem Pharma"). We obtained rights to purified forms of Coviracil under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to compositions of matter and methods to treat HIV and HBV with Coviracil. In 1991, Yale filed in the United States patent applications on Coviracil and its use to treat HBV, and subsequently licensed its rights under those patent applications to Emory. Our license arrangement with Emory includes all rights to Coviracil and its uses claimed in the Yale patent applications.

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV with Coviracil. In September 1998, Emory received United States and European patents containing composition of matter claims for Coviracil. BioChem Pharma filed a patent application in the United States in 1989 and received a patent in 1991 covering a group of nucleosides in the same general class as Coviracil, but which did not include Coviracil. BioChem Pharma filed foreign patent applications in 1990, which expanded upon its 1989 United States patent application to include Coviracil among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to Coviracil and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to a purified form of Coviracil that exhibits advantageous properties for the treatment of HIV. BioChem Pharma has received two patents in the United States based on this patent application, one directed to the purified form of Coviracil and the other directed to a method for treating antiviral diseases with the purified form of Coviracil. The PTO has declared an interference between the latter BioChem Pharma patent and a patent application filed by Emory. Emory may not prevail in the interference proceeding, and the interference proceeding may also delay the decision of the PTO regarding Emory's patent application. BioChem Pharma also filed patent applications in many foreign countries based upon its 1991 United States patent application and has received patents in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

      In the United States, the first to invent a technology is entitled to patent protection on that technology. For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a recent filing with the Securities and Exchange Commission (the "SEC"), BioChem Pharma stated that it conducts substantially all of its research activities outside the United States. BioChem Pharma also stated that it considers this to be a disadvantage in obtaining United States patents as compared to companies that mainly conduct research in the United States. We do not know whether Emory or BioChem Pharma was the first to invent the technology claimed in their respective United States patent applications or patents. We also do not know whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications.

      In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology. We believe that Emory filed patent applications disclosing Coviracil as a useful anti-HIV agent in many foreign countries before BioChem Pharma filed its foreign patent applications on that technology. However, BioChem Pharma has received patents in several foreign countries. In addition, BioChem Pharma has filed patent applications on Coviracil and its uses in certain countries in which Emory did not file patent applications. Emory has opposed or otherwise challenged patent claims on Coviracil granted to BioChem Pharma in Australia, Japan and Norway. Emory may not initiate opposition proceedings in any other countries or be successful in any foreign proceeding attempting to prevent the issuance of, revoke or limit the scope of patents issued to BioChem Pharma. BioChem Pharma has opposed patent claims on Coviracil granted to Emory in Japan and Australia. BioChem Pharma may make additional challenges to Emory patents or patent applications, which Emory may or may not succeed in defending. Our sales of Coviracil for the treatment of HIV may be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method. If it is determined that the sale of Coviracil for the treatment of HIV infringes a BioChem Pharma patent, we would not have the right to make, use or sell Coviracil for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. We may be unable to obtain such a license from BioChem Pharma on acceptable terms or at all.

      HBV. Burroughs Wellcome Co. ("Burroughs Wellcome") filed patent applications in March 1991 and May 1991 in Great Britain on a method to treat HBV with emtricitabine. Burroughs Wellcome filed similar patent applications in other countries, which we believe includes the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those patent applications were filed in all foreign countries prior to the date Emory filed its patent application on the use of emtricitabine to treat HBV. Burroughs Wellcome's foreign patent applications, therefore, have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. If Emory fails to establish ownership rights, we will not be able to make, use or sell emtricitabine for the treatment of HBV in countries in which Glaxo receives patents without a license from Glaxo. If Emory establishes only co-ownership rights (and not sole ownership) to these patents and patent applications, laws in Europe, Korea and perhaps other countries could prohibit Emory from licensing any co-owned patent rights without Glaxo's consent. We may be unable to obtain such a license on acceptable terms or at all.

      BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat HBV with emtricitabine. BioChem Pharma filed similar patent applications in other countries. In January 1996, BioChem Pharma received a patent in the United States. The PTO has declared an interference between the BioChem Pharma patent and a patent application filed by Yale. Yale licensed all of its rights relating to Coviracil and its uses claimed in this patent application to Emory, which subsequently licensed these rights to us. Yale may not prevail in the interference proceeding, and the proceeding may delay the decision of the PTO regarding Yale's patent application. In addition, the PTO may declare interference proceedings with respect to other patent applications filed by Emory, Burroughs Wellcome's patent application and BioChem Pharma's issued United States patent. Emory may not pursue or succeed in any such proceedings. We will not be able to sell emtricitabine for the treatment of HBV in the United States unless a United States court or administrative body determines that the BioChem Pharma patent is invalid or unless we obtain a license from BioChem Pharma. We may be unable to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma received a United States patent on the use of 3TC to treat HBV and has corresponding patent applications pending or issued in foreign countries. If it is determined that the use of emtricitabine to treat HBV is not substantially different from the use of 3TC to treat HBV, a court could hold that the use of emtricitabine to treat HBV infringes these BioChem Pharma 3TC patents.

      In addition, BioChem Pharma has filed in the United States and foreign countries several patent applications on manufacturing methods relating to a class of nucleosides that includes Coviracil, from which BioChem Pharma has received several patents in the United States and many foreign countries. If we use a manufacturing method that is covered by patents issued on any of these applications, we will not be able to manufacture Coviracil without a license from BioChem Pharma. We may not be able to obtain such a license on acceptable terms or at all.

DAPD

      We obtained our rights to DAPD under a license from Emory and UGARF. Our rights to DAPD include five issued United States patents that cover composition of matter, a method for the synthesis of DAPD, and methods for the use of DAPD alone or in combination with certain other anti-HBV agents for the treatment of HBV. We also have rights to several foreign patents that cover methods for the use of DAPD alone or in combination with certain other anti-HBV agents for the treatment of HBV. Additional United States and foreign patent applications are pending which contain claims for the use of DAPD to treat HIV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD. In an opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering DAPD is valid. Emory has informed Triangle that it intends to appeal this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle do not pursue the appeal, we would not be able to sell DAPD in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have also been opposed by BioChem Pharma. Emory has informed us that it intends to challenge BioChem Pharma's patents and patent applications in other countries. We cannot assure you that a court or administrative body would invalidate BioChem Pharma's patent claims. Further, a sale of DAPD by us may infringe BioChem Pharma's patents. If Emory, UGARF and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue from such applications), we will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

      With respect to any of our drug candidates, litigation, opposition and interference proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO has already declared two interferences in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, UGARF, the Regents, DuPont, and Mitsubishi provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, interference, opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and UGARF, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or interference proceeding could adversely affect our business pending resolution of the disputed matters.

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed an application for, but have not obtained, a trademark registration for our corporate name and our logo. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

Extensive Government Regulation; No Assurance of Regulatory Approval

      The FDA and foreign regulatory authorities require rigorous preclinical testing, clinical trials and other approval procedures for human pharmaceutical products. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of pharmaceutical products. The requirements vary widely from country to country, and the time required to complete preclinical testing and clinical trials and to obtain regulatory approvals is uncertain. We expect the process of obtaining these approvals and complying with appropriate government regulations to be time consuming and expensive. If we replace a drug candidate in preclinical testing and/or clinical trials with a modified drug candidate, it may extend the development period. In addition, if the FDA or similar foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that two of our drug candidates, Coactinon and Coviracil for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review. Further, any approval may require postmarketing studies or other conditions. Even after substantial time and expenditures, our drug candidates may not receive marketing approval on a timely basis or at all. If we are unable to demonstrate the safety and effectiveness of our drug candidates to the satisfaction of government authorities, our business will be adversely affected.

      Even if our products receive regulatory approval, we may still face difficulties in marketing and manufacturing those products. The approval of any of our drug candidates may limit the indicated uses of the drug candidate. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections. The discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in:

      o     fines,
      o     suspended regulatory approvals,
      o     refusal to approve pending applications,
      o     refusal to permit exports from the United States,
      o     product recalls,
      o     seizure of products,
      o     injunctions,
      o     operating restrictions, and
      o     criminal prosecutions.

      Governmental regulation may significantly delay the marketing of our products, prevent such marketing altogether, impose costly requirements on our activities or provide our competitors with an advantage in the market. Adverse clinical results by others could negatively impact the development and approval of our drug candidates. Some of our drug candidates are intended for use as coactive therapy with one or more other drugs, and adverse safety, effectiveness or regulatory developments in connection with such other drugs will also have an adverse effect on our business. A delay in obtaining or failure to obtain regulatory approvals for any of our drug candidates will have an adverse effect on our business. We cannot predict the adverse effects that future government regulations may have on our business.

      We are also subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our development work.

Highly Competitive Industry; Risk of Technological Change

      We are engaged in segments of the drug industry that are highly competitive and rapidly changing. Any of our current drug candidates that we successfully develop will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HBV and cancer. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products. Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our products. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. Many of our competitors:

      o have significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products,
      o have extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and
      o have products that have been approved or are in late stage development and operate large, well-funded research and development programs.

      Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations are also becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

      If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position and adversely affect our business.

Risks Related to License and Option Agreements

      We have in-licensed or obtained an option to in-license our drug candidates pursuant to agreements with our licensors. These agreements permit our licensors to terminate the agreements under certain circumstances, such as our failure to achieve certain development milestones or the occurrence of an uncured material breach by us. The termination of any of these agreements could result in the loss of our rights to a drug candidate. Upon termination of most of our license agreements, we are required to return the licensed technology to our licensors. In addition, most of these agreements provide that our licensors are primarily responsible for any patent prosecution activities, such as litigation, interference, opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse our licensors for the costs they incur in performing these activities. We believe that these costs as well as other costs under our license and option agreements will be substantial and may increase significantly during the next several years. Our inability or failure to pay any of these costs with respect to any drug candidate could result in the termination of the license or option agreement for the drug candidate. Any such termination could have an adverse effect on our business.

Lack of Manufacturing Capabilities

      We do not have any internal manufacturing capacity and we rely on third party manufacturers for the manufacture of all of our clinical trial material. We plan to expand our existing relationships or to establish relationships with additional third party manufacturers for products that we successfully develop. We may be unable to establish or maintain relationships with third party manufacturers on acceptable terms, and third party manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, third party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products. Our business could be adversely affected if we fail to establish or maintain relationships with third parties for our manufacturing requirements on acceptable terms.

Lack of Sales and Marketing Capabilities

      We will have to develop a sales force or rely on arrangements with third parties for the marketing, distribution and sale of any products we develop. Any such third parties may have significant control over important aspects of the commercialization of our products, including market identification, marketing methods, pricing, composition of sales force and promotional activities. We will also be unable to prevent any third party from pursuing alternative products that could result in the development of products that compete with our products and the withdrawal of support for our programs. We will have little if any control over the amount and timing of resources that any third party may devote to our products. We currently intend to use a direct sales force in the United States and arrangements with third parties outside the United States to market most of the drug candidates that we successfully develop. We may be unable to establish marketing or sales capabilities or to make arrangements with third parties to perform those activities on favorable terms. Further, any internal capabilities or third party arrangements may not be successful.

Dependence on Third Parties for Development and Acquisition of Drug Candidates

      We have engaged and intend to continue to engage third party contract research organizations and other third parties ("CROs") to help us develop our drug candidates. Although we have designed the clinical trials for our drug candidates, the CROs have conducted many of the clinical trials. As a result, many important aspects of our drug development programs have been and will continue to be outside of our direct control. In addition, the CROs may not perform all of their obligations under arrangements with us. If the CROs do not perform clinical trials in a satisfactory manner or breach their obligations to us, the development and commercialization of any drug candidate may be delayed or precluded. We do not intend to engage in drug discovery. Our strategy for obtaining additional drug candidates is to utilize the relationships of our management team and Scientific Advisory Board to identify drug candidates for in-licensing from companies, universities, research institutions and other organizations. We may not succeed in acquiring additional drug candidates on acceptable terms or at all.

Dependence on Key Employees

      We are highly dependent on our senior management and scientific staff, including Dr. David Barry, our Chairman and Chief Executive Officer. We have entered into employment agreements with each officer of the Company. Dr. Barry's employment agreement contains certain non-competition provisions. In addition, the employment agreements for each of the other officers provide for certain severance payments which are contingent upon the officer's refraining from competition with the Company. The loss of the services of any member of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. In order to pursue our drug development programs and marketing plans, we will need to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business. In addition, we rely on members of our Scientific Advisory Board for assistance in formulating our drug development strategy. All of the members of the Scientific Advisory Board are employed by other employers and any such member may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us.

Uncertainty of Health Care Reform Measures and Third Party Reimbursement

      The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business, the announcement and/or adoption of such proposals or efforts could have an adverse effect on our profit margins and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis.

No Assurance of Market Acceptance

      Our success will depend on the market acceptance of any products we develop. The degree of market acceptance will depend upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over existing treatment methods, and reimbursement policies of government and third party payors. Physicians, patients, payors or the medical community in general may not accept or utilize any product that we may develop.

Uncertainty of Year 2000 Compliance

      The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that use a two digit rather than a four digit recognition system to define an applicable year. We have initiated a program and task force to assess the Year 2000 compliance of our systems and the systems of our key business vendors. We have inventoried and assessed our significant internal information and operation systems, and we are replacing or modifying those portions of our software, hardware and other equipment which we have determined are non-compliant. We anticipate that we will complete the required changes to our critical internal systems by March 31, 1999, and that we will complete the testing and verification of these modified systems by June 30, 1999. We plan to complete the testing and verification of all other significant internal systems by September 30, 1999. Accordingly, we expect that the Year 2000 issue will not pose significant operational problems for our internal systems and equipment. If, however, we are unable to fix any technologies utilizing a two digit recognition system, we could experience system failures or miscalculations causing disruption of operations, including the temporary inability to process transactions or conduct normal business activities in the new millennium.

      We are also assessing our key business vendors' Year 2000 compliance. We have requested information from these vendors regarding their compliance efforts and written assurances of their Year 2000 compliance. We currently plan to complete our risk assessments, readiness evaluations and action and contingency plans related to these vendors by June 30, 1999. However, it is extremely difficult to assess the likelihood of these third parties' Year 2000 compliance or the impact their noncompliance may have on our operations. If we fail to implement successfully our Year 2000 compliance plan, our business could be adversely affected. In addition, significant delays or unanticipated Year 2000 issues with key business vendors could adversely affect the development of our drug candidates and our financial condition.

Risks Relating to Coactive Therapy

      Our success will depend significantly on the market acceptance of coactive therapy for the treatment of HIV in the United States and Europe and for the treatment of HBV in developing areas of the world, particularly Asia. Present coactive treatment regimens for the treatment of HIV are expensive (published reports indicate the cost per patient per year can exceed $13,000), and may increase as new combinations are developed. These costs have resulted in limitations in the reimbursement available from third party payors for the treatment of HIV infection, and we expect that reimbursement pressures will continue in the future. If coactive therapy gains acceptance as a method to treat HBV infection, treatment regimens are also likely to be expensive. We expect that even the cost of monotherapy for HBV will be considered expensive in developing countries where HBV is most prevalent. Any failure of coactive therapy to achieve significant market acceptance for the treatment of HIV or HBV could adversely affect our business.

Limited Product Liability Insurance; Insurance Risks

      Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of drug products and we may face product liability claims in the future. We currently have only limited product liability insurance relating to potential claims arising from our clinical trials. We intend to expand our insurance coverage if and when we begin marketing commercial products. We may, however, be unable to obtain additional product liability insurance on commercially acceptable terms. In addition, we may be unable to maintain our existing insurance and/or any additional insurance we may obtain in the future at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against us could have an adverse effect on our business.

Risks of Hazardous Materials

      We use hazardous materials, chemicals, viruses and various radioactive compounds in our drug development programs. Although we believe that our handling and disposing of these materials comply with state and federal regulations, the risk of accidental contamination or injury still exists. In the event of such an accident, we could be held liable for any damages or fines that result and any such liability could exceed our resources.

Concentration of Stock Ownership; Control by Management and Existing
Stockholders

      As of January 31, 1999, our directors, executive officers and their respective affiliates owned approximately 28% of our outstanding common stock. As a result, these stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

Our Stock Price may be Volatile

      The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

      o     announcements of the results of clinical trials,
      o     developments with respect to patents or proprietary rights,
      o     announcements of technological innovations,
      o announcements of new products or new contracts by us or our competitors,
      o actual or anticipated variations in our operating results due to the level of development expenses and other factors,
      o     changes in financial estimates by securities analysts,
      o     conditions and trends in the pharmaceutical and other industries,
      o     new accounting standards, and
      o     general market conditions and other factors.

      As a result, it is possible that our operating results will be below the expectations of market analysts and investors, which could reduce the market price of our common stock.

      If our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of January 31, 1999, there were 28,901,255 shares of common stock outstanding, of which a majority were immediately eligible for resale in the public market without restriction. Holders of approximately 12,900,000 of these shares (excluding shares issuable upon the conversion of outstanding shares of Series A Preferred Stock) have rights to cause us to register these shares for sale to the public. We have filed registration statements to register the sale of 7,589,500 of these shares. Any such sales may make it more difficult for us to raise needed capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

      The stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our industry. Often, these fluctuations have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may reduce the market price of our common stock. In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact our business. Any of the risks described in these "Risks Factors," if they occur, could have a dramatic and adverse impact on the market price of our common stock.

Antitakeover Provisions

      We have adopted a number of provisions that could have antitakeover effects. On January 29, 1999, our Board of Directors (the "Board") adopted a preferred stock purchase rights plan, commonly referred to as a "poison pill." The rights plan is intended to deter an attempt to acquire the Company in a manner or on terms not approved by the Board. Thus, the rights plan will not prevent an acquisition of the Company which is approved by the Board. Our charter authorizes our Board to issue shares of undesignated preferred stock without stockholder approval on terms as the Board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect the rights and powers, including voting rights, of our other stockholders. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of Triangle. Our bylaws divide the Board into three classes of directors with each class serving a three year term. These and other provisions of our charter and our bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Triangle, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

No Dividends

      We have never declared or paid any cash dividends on our common stock, and we currently do not intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the operation of our business.

Special Note Regarding Forward-Looking Statements

      Statements in this Annual Report regarding the dates on which we anticipate commencing clinical trials with our drug candidates, anticipated developments in the markets for anti-HIV and anti-HBV drugs and estimates of the date through which we believe our working capital will satisfy our capital requirements constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause the actual timing of such clinical trials, developments in the markets for anti-HIV and anti-HBV drugs and the date through which our working capital will satisfy our capital requirements to differ materially from those projected. With respect to the dates on which we anticipate commencing clinical trials, we have made certain assumptions regarding, among other things, the successful and timely completion of preclinical tests, the approval to conduct clinical trials by the FDA or other regulatory authorities, the availability of adequate supplies of drug substance, the pace of patient enrollment and the availability of the capital resources necessary to complete preclinical tests and conduct clinical trials. With respect to future developments in the markets for anti-HIV and anti-HBV drugs, our assumptions include, among other things, that the number of individuals infected with HIV and HBV will continue to increase, that current therapies will continue to have only limited effectiveness in controlling the viruses, and that additional drugs with improved safety or effectiveness will be developed. Our estimate of the date through which our working capital will satisfy our capital requirements is based on assumptions regarding, among other things, the progress of our drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, costs under the license and/or option agreements relating to our drug candidates (including the costs of obtaining patent protection for our drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the magnitude of administrative and legal expenses, the costs of establishing internal capacity and third party arrangements for sales and marketing functions, the costs of establishing third party arrangements for manufacturing, changes in interest rates and foreign currency exchange rates, and losses on our investment portfolio. Our ability to commence clinical trials on the dates anticipated, developments in the markets for anti-HIV and anti-HBV drugs and the date through which our working capital will satisfy our capital requirements are subject to numerous risks, including the risks discussed under the caption "Risks and Uncertainties" contained herein. Undue reliance should not be placed on the dates on which we anticipate commencing clinical trials with respect to any of our drug candidates, anticipated increases in the markets for anti-HIV and anti-HBV drugs or our estimate of the date through which our working capital will satisfy our capital requirements. These estimates are based on our current expectations, which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 2. Properties

      As of December 31, 1998, we occupied an approximately 52,000 square foot administrative office, laboratory and pilot manufacturing facility in Durham, North Carolina pursuant to a lease that continues through September 2003. In February 1999, we leased an additional 49,000 square foot administrative office and laboratory facility, adjacent to our existing facility, pursuant to a lease that continues through September 2003. We believe our facilities will be adequate to meet our needs through June 2000.

Item 3. Legal Proceedings

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any legal proceedings. Emory, from which we have licensed several of our drug candidates, including Coviracil, is a party to several interference and opposition proceedings and one lawsuit in Australia regarding certain of the patents and patent applications related to these drug candidates. There can be no assurance that Emory will prevail in any of these proceedings and any significant adverse development with respect to Emory's claims could have a material adverse effect on us and our ability to commercialize these drug candidates. In addition, we are obligated to reimburse Emory for certain expenses related to these proceedings and these expenses could be substantial. See "Item 1. Business--Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." See also note 11 to Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) Market Price of and Dividends on the Registrant's Common Equity.

      Our common stock is traded on the Nasdaq National Market under the symbol "VIRS." The following table sets forth the high and low sale prices for the common stock on the Nasdaq National Market in the last two fiscal years and through March 5, 1999:

                                                              High          Low
                                                             ------       ------

      Year Ended December 31, 1997:
      1st Quarter ....................................       $24.75       $14.75
      2nd Quarter ....................................        26.88        14.50
      3rd Quarter ....................................        24.88        18.13
      4th Quarter ....................................        19.75        14.50

      Year Ended December 31, 1998:
      1st Quarter ....................................       $21.13       $14.63
      2nd Quarter ....................................        19.63        14.38
      3rd Quarter ....................................        18.25         8.38
      4th Quarter ....................................        13.88        10.25

      Year Ended December 31, 1999:
      1st Quarter (through March 5, 1999) ............       $16.75       $11.25

      On March 5, 1999, the last reported sale price of our common stock was $12.13 per share. As of January 31, 1999, there were approximately 380 holders of record, and approximately 3,000 beneficial holders of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently do not intend to pay any cash dividends on our common stock in the foreseeable future. We will be required to pay a $5.00 dividend, in cash or common stock at our election, on any of our Series A Preferred Stock which remains outstanding after June 15, 1999.

      On December 24, 1998, we completed a private placement of 170,000 shares of Series A Preferred Stock for aggregate consideration of $17,000,000, or $100.00 per share. Net proceeds to us from the placement were approximately $15,639,000. Vector Securities International, Inc. acted as placement agent in the financing.

      Each share of Series A Preferred Stock will automatically convert into ten shares of common stock upon the earlier of receipt of stockholder approval of the issuance of the Series A Preferred Stock (we intend to submit the matter to our stockholders for approval at our Annual Stockholders' Meeting for 1999) or December 24, 1999, the first anniversary of the closing of the sale. The conversion ratio is subject to adjustment under certain circumstances. The holders of Series A Preferred Stock remaining outstanding after June 15, 1999, if any, will receive a dividend of $5.00 per share upon the conversion of the preferred stock into common stock. This dividend will be payable, at the Company's option, in cash or common stock. The Company has also agreed to file a resale registration statement with the SEC relating to the sale of the common stock issuable upon conversion of the Series A Preferred Stock within 30 days after the conversion date.

      The Series A Preferred Stock was offered and sold to selected accredited institutional investors pursuant to a claim of exemption under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act of 1933. The Company did not use any general advertisement or solicitation in connection with the offer or sale of the preferred stock. Each investor represented and warranted, among other things, that it was purchasing the preferred stock for investment only and not with a view to distribution and that it was an "accredited investor" (as defined in Regulation D). Appropriate legends were affixed to the certificates for the shares of preferred stock.

      On December 30, 1998, Triangle completed a private placement of 4.8 million shares of common stock for aggregate consideration of $48,000,000, or $10.00 per share. Net proceeds to the Company from the placement were approximately $44,386,000. Vector Securities International, Inc. acted as placement agent in the financing. We filed a registration statement with the SEC relating to the resale of the common stock which was declared effective on December 31, 1998.

      The common stock was offered and sold to selected accredited investors and other accredited institutional investors pursuant to a claim of exemption under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act of 1933. We did not use any general advertisement or solicitation in connection with the offer or sale of the common stock. Each investor represented and warranted, among other things, that it was purchasing the common stock for investment only and not with a view to distribution and that it was an "accredited investor" (as defined in Regulation D). Appropriate legends were affixed to the certificates for the shares of common stock.

Item 6. Selected Financial Data

      The selected consolidated statement of operations data with respect to the years ended December 31, 1998, 1997, and 1996, and with respect to the period from inception (July 12, 1995) through December 31, 1995, and the consolidated balance sheet data at December 31, 1998, 1997, 1996 and 1995, set forth below are derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and the Company's consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of our future consolidated results.

                                                                                                         Period
                                                                                                          From
                                                                                                        Inception
                                                                                                         (July
                                                                                                           12,
                                                                                                          1995)
                                                                                                         Through
                                                                        Year Ended December 31,          December
                                                                    ---------------------------------      31,
                                                                       1998        1997        1996       1995
                                                                    ----------   --------    --------    -------
                                                                       (In thousands, except per share amounts)
Statement of Operations Data:
Operating expenses:
   License fees .................................................   $   6,500    $    610    $  3,267    $    --
   Development ..................................................      55,117      22,240       4,967         --
   Purchased research and
     development (1) ............................................          --      11,261          --         --
   Selling, general and
     administrative .............................................       9,774       7,071       3,558      1,004
                                                                    ---------    --------    --------    -------
Loss from operations ............................................     (71,391)    (41,182)    (11,792)    (1,004)
Interest income, net.............................................       4,120       3,514         875         37
                                                                    ---------    --------    --------    -------
Net loss ........................................................   $ (67,271)   $(37,668)   $(10,917)   $  (967)
                                                                    =========    ========    ========    =======
Basic and diluted net loss per
  common share (2) ..............................................   $   (2.93)   $  (2.00)   $  (1.89)   $ (0.60)
                                                                    =========    ========    ========    =======
Shares used in computing basic
  and diluted net loss per common share (2) .....................      22,927      18,871       5,784      1,624
                                                                    =========    ========    ========    =======

                                                                                     December 31,
                                                                    --------------------------------------------
                                                                       1998        1997        1996       1995
                                                                    ----------   --------    --------    -------
                                                                                     (In thousands)
Balance Sheet Data:
Cash and cash equivalents .......................................   $  77,653    $ 34,698    $ 25,255    $ 3,082
Working capital (3) .............................................      79,807      50,247      41,349      2,868
Investments .....................................................      41,039      23,098      27,946         --
Total assets ....................................................     124,313      61,878      55,495      3,102
Capital lease obligation - noncurrent ...........................         153         300         364         --
Long-term debt ..................................................          --         178          --         --
Accumulated deficit during
development stage ...............................................    (116,823)    (49,552)    (11,884)      (967)
Total stockholders' equity ......................................     101,951      52,717      52,656      2,888

----------------------

(1) See note 10 of notes to consolidated financial statements for information concerning the Company's acquisition of Avid on August 28, 1997. As a result of the acquisition, the Company recorded an in-process research and development charge of $11.3 million in 1997. The operating results of Avid have been included in the Company's consolidated financial statements from the date of the acquisition.

(2) See note 1 of notes to consolidated financial statements for information concerning the computation of basic and diluted net loss per common share and shares used in computing net loss per common share.

(3) Working capital represents the difference between the Company's current assets and current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at "Item 1. Business--Risks and Uncertainties" and "Item 1. Business--Risks and Uncertainties--Special Note Regarding Forward-Looking Statements." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview

      Triangle is engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing its drug candidates. The Company has not received any revenues from the sale of products and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of December 31, 1998, the Company's accumulated deficit was $116.8 million.

      The Company requires substantial capital expenditures relating to the development and potential commercialization of its drug candidates, including expenditures for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to the Company's licensors. The Company has been unprofitable since its inception and expects to incur substantial and increasing losses for at least the next several years, due substantially to the expansion of its drug development programs and the addition of infrastructure necessary to commercialize its drug candidates. The Company will require substantial capital expenditures relating to activities many of which may need to occur prior to, and in anticipation of, the potential regulatory approval of its drug candidates, including expenditures associated with the establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures necessary to support the Company. Many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. The Company expects that losses will fluctuate from period to period and that such fluctuations may be substantial. See "Item 1. Business--Risks and Uncertainties--History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability."

      The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its drug candidates, secure all necessary proprietary rights, respond to competitive developments, obtain additional financing and continue to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these risks. See "Item 1. Business--Risks and Uncertainties--Early Stage Company; Risk of Unsuccessful Product Development" and "--Risks and Uncertainties--Our Need for Future Capital; Uncertainty of Additional Funding."

      The operating expenses of the Company will depend on several factors, including the level of development expenses and the potential commercialization of its drug candidates. Development expenses will depend on the progress and results of the Company's drug development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. The level of expenses relating to the establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures will depend on the success of the development of the Company's drug candidates; however, many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. As a result of these factors, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the common stock could be materially adversely affected. See "Item 1. Business--Risks and Uncertainties--Our Stock Price may be Volatile."

Results of Operations

Interest Income, Net

      The Company had total net interest income of $4.1 million in 1998, compared to $3.5 million in 1997 and to $875,000 in 1996. The increase in interest income in 1998 compared to 1997 and 1996 is due primarily to an increase in investments associated with financing activities partially offset by a decline in short-term interest rates. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $6.5 million in 1998, compared to $610,000 in 1997 and to $3.3 million in 1996. The increase in 1998 as compared to 1997 and 1996 relates primarily to the execution of the L-FMAU license agreement with Bukwang during 1998. The decrease in 1997 as compared to 1996, relates to the decrease in the number of license agreements executed and the achievement by the Company of certain financing milestones in 1996. Future license fees may consist of milestone payments or annual preservation payments under existing licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that the Company cannot predict. These factors include, among others, the success of the Company's drug development programs and the extent to which the Company in-licenses additional drug candidates. See "--Liquidity and Capital Resources."

Development Expenses

      Development expenses totaled $55.1 million in 1998, compared to $22.2 million in 1997 and to $5.0 million in 1996. Development expenses in 1998 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, toxicology studies, preclinical testing and patent related activities for the Company's drug candidates. Development expenses in 1997 consisted primarily of expenses for drug synthesis, clinical trials, toxicology studies, compensation, preclinical testing and patent related activities for the Company's drug candidates. The substantial increase in 1998 development expenses as compared to 1997 and 1996 is due primarily to the Company's continued and more expansive drug development activities on its drug candidates, including the significant addition of development personnel necessary to perform these activities. Additionally in 1997 and 1996, development expenses were reduced by approximately $1.2 million and $832,000, respectively, relating to the reimbursement of certain development expenses under a license agreement for one of the Company's drug candidates.

      In February 1999, the Company elected to limit the current support of its cancer drug candidate, alanosine, to the completion of its ongoing clinical trial. Should circumstances warrant, investment in the future development of alanosine may be reinitiated in the future. The Company expects its development expenses to increase in the future due to continued expansion of drug development activities for its existing portfolio of drug candidates, including preclinical testing, toxicology studies, clinical trials and the manufacture of drug substance for preclinical tests and clinical trials. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses totaled $9.8 million in 1998, compared to $7.1 million in 1997 and $3.6 million in 1996. SG&A expenses in 1998 consisted primarily of compensation expenses; amounts paid for outside professional services, primarily marketing, legal and investor relations services; and rent expense. SG&A expenses in 1997 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services. The increases in 1998 compared to 1997 and 1996 are due primarily to the growth of the Company's operations and personnel to support clinical and development activities, and increased sales and marketing expenditures as the Company develops its sales and marketing infrastructure. The Company expects that its SG&A expenses will continue to increase in future periods as the Company continues to expand development activities and the development of its sales and marketing organization.

Purchased Research and Development Expenses

      Purchased research and development expenses totaled $11.3 million in 1997, and relate to the Company's acquisition of Avid. This amount represents a charge for Avid's in-process research and development. Avid's principal asset consisted of worldwide license rights to DMP-450, a protease inhibitor for the treatment of human immunodeficiency virus infection. Pursuant to the merger agreement, Triangle issued 400,000 shares of common stock in exchange for all outstanding capital stock of Avid. Triangle also agreed to issue up to 2,100,000 additional shares of common stock upon the achievement of certain milestones relating to DMP-450. Pursuant to the merger agreement, the issuance of 1,600,000 of these shares was contingent upon Triangle's initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999 (the "DMP Milestone Date"), or electing on or before the DMP Milestone Date to continue the development of DMP-450 even if such clinical trials had not been initiated. Representatives of the former Avid stockholders have agreed to extend the DMP Milestone Date until February 28, 2000, in exchange for Triangle's issuance of 100,000 of the 1,600,000 contingent shares in 1999. The issuance of the remaining 500,000 of the 2,100,000 shares is contingent upon the attainment of other development milestones with DMP-450. Issuance of any of these contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. The amount recorded will be the fair market value of the common stock issued at the time the contingency is resolved. The merger was accounted for as a purchase and the operating results of Avid have been included in the Company's consolidated financial statements from its acquisition. No purchased research and development expenses were incurred in either 1998 or 1996.

Liquidity and Capital Resources

      The Company has financed its operations since inception (July 12, 1995) through December 31, 1998, primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $111.9 million (net of offering costs), and the Company's initial and secondary public offerings, which provided aggregate net proceeds of approximately $96.8 million (net of offering costs). In addition, the Company has received approximately $2.0 million as reimbursement of certain development expenses under a license agreement for one of its drug candidates.

      During 1998, the Company had three equity offerings providing aggregate net proceeds of approximately $115.8 million. The first offering was completed on April 15, 1998 with the sale of 4,025,000 shares of common stock (including the exercise of the Underwriters over-allotment options) at $15.00 per share. The total proceeds of this public offering, net of offering costs, were approximately $55.8 million. On December 24, 1998, the Company completed its second offering of 1998, issuing 170,000 shares of convertible Series A Preferred Stock for $100 per share in a private offering to accredited institutional investors. The total proceeds of this offering, net of offering costs, were approximately $15.6 million. This preferred stock has dividend rights of $5.00 per share per annum for all preferred shares that remain outstanding after June 15, 1999 and voting rights equal approximately 7.8 votes per share. The conversion feature provides that ten shares of common stock will be issued for each share of preferred stock at the earlier of approval of the issuance by the Company's stockholders or December 24, 1999, the first anniversary of the date the preferred stock was issued. On December 30, 1998, the Company completed the third of its 1998 equity offerings and issued 4,800,000 shares of common stock for $10 per share in a private offering to accredited investors. The total proceeds of this offering, net of offering costs, were approximately $44.4 million. Pursuant to the terms of this offering, a registration statement covering the resale of these shares was declared effective by the SEC on December 31, 1998.

      At December 31, 1998, the Company had net working capital of $79.8 million, an increase of $29.6 million over December 31, 1997. The increase in working capital is principally the result of the three 1998 financings, resulting in net proceeds of approximately $115.8 million, partially offset by costs of the continued development of the Company's drug candidates, payment of the L-FMAU license initiation fee and SG&A costs. The Company's principal source of liquidity at December 31, 1998, was $77.7 million in cash and cash equivalents and $41.0 million in investments which are considered "available for sale," reflecting a $60.9 million increase of cash, cash equivalent and investment balances over those at December 31, 1997.

      The Company had a note payable and secured equipment lease line obligations totaling $437,000 at December 31, 1998 ($837,000 at December 31,
1997), of which $284,000 was classified as a current liability. The

Company has purchased property, plant and equipment totaling $2.2 million in 1998, as compared to $2.3 million in 1997 and $794,000 in 1996, primarily associated with the growth of the Company's laboratory operations to support expanded development activities. The Company expects its capital expenditures to increase in future periods.

      In conjunction with the development of its drug candidates, the Company outsources certain aspects of clinical trials and focuses on what it believes are the most critical aspects of the development process. Accordingly, the Company has entered into contractual arrangements with selected third parties regarding clinical and toxicology studies in the development of its drug candidates. At December 31, 1998, Company management estimates this contractual commitment to be approximately $15.0 million; however, this estimate is dependent upon the results of the underlying studies as well as certain other variable components. Additionally, the Company has entered into agreements with selected third parties to provide drug substance to satisfy its drug development requirements and in anticipation of the commercial launch of Coactinon (formerly known as MKC-442). At December 31, 1998, Company management estimates the drug substance commitment to be approximately $4.0 million. The actual obligation underlying these commitments may differ from management's estimates due to a number of variable components.

      The Company expects that its capital requirements will increase in future periods as the Company funds its drug development programs, pays obligations under its license and/or option agreements, develops a sales and marketing organization, acquires drug substance from third party manufacturers, develops a distribution system with outside vendors and incurs other SG&A expenditures necessary to support the Company's expanding operations. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, costs under the license and/or option agreements relating to the Company's drug candidates (including the costs of obtaining patent protection for the Company's drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of the Company's drug candidates, administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party arrangements for manufacturing and other factors.

      Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements, as of December 31, 1998, may require future cash payments of up to $74.3 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2.0 million of such future milestone payments in shares of common stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,100,000 shares of common stock upon the achievement of certain development milestones relating to DMP-450, which was acquired in the acquisition of Avid. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $25,000 (if only a single drug candidate is approved for one indication) to $46.5 million (if all drug candidates are approved for all indications) under the Company's existing license agreements.

      The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to satisfy its anticipated capital requirements through March 2000. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "Item 1. Business--Risks and Uncertainties--Our Need for Future Capital; Uncertainty of Additional Funding."

Foreign Currency Risk Management

      In the ordinary course of business, the Company is exposed to foreign currency exchange rate risk. This exposure primarily relates to the purchase of drug substance and/or services from foreign vendors in contracts for which the obligation is denominated in a foreign currency. The Company periodically enters into foreign exchange contracts to manage these exposures when it considers it practical to do so.

      The Company has established a control environment, which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies include only the hedging of firm commitments and prohibit the holding of derivative instruments for trading purposes. Specific hedging strategies depend on several factors, including the magnitude of the exposure, offset through contract terms, cost and availability of the appropriate instruments, anticipated time horizon, and the variability of the underlying commitment. The Company monitors the effectiveness of its hedging structures on an ongoing basis. At December 31, 1998, the Company had no outstanding derivative financial instruments.

Litigation and Other Contingencies

      As discussed in note 11 of the Notes to Consolidated Financial Statements, the Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to two of its licensed drug candidates, including Coviracil. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests, including but not limited to any adverse development related to the patent rights licensed to the Company for these two drug candidates or the Company's rights or obligations related thereto, could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow. See "Item 1. Business--Risks and Uncertainties--Uncertainties of Patents; Dependence on Patents, Licenses and Proprietary Rights."

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997 and was adopted by the Company in the three months ended March 31, 1998. Disclosure required by adoption of SFAS 130 has been incorporated into the Company's consolidated financial statements, and its adoption did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company intends to adopt SFAS 133 when required; however, SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Year 2000 Compliance

      The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. In 1997, the Company initiated a program, and subsequently established a Year 2000 committee, to assess the expected impact of the Year 2000 date recognition problem on its existing internal systems, those which it intends to implement and the systems of its key business vendors. The purpose of this program is to attempt to ensure that this problem does not have a material adverse effect on the Company's business operations or its financial condition. The Company has completed an assessment of its internal information systems which support business applications and is in the process of modifying or replacing those portions of software, hardware, and other equipment that it has determined are non-compliant. Key financial, informational and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed plans are in place to ready the Company's internal operating systems. Implementation of required changes to critical internal systems is expected to be completed by March 31, 1999. Testing and verification of internal systems using internal and/or external experts for critical internal systems is expected to be completed by June 30, 1999 and the testing and verification of all other significant existing internal systems is expected to be completed by September 30, 1999.

      In addition, the Company is assessing its key business vendors' Year 2000 compliance so as to minimize the likelihood that noncompliance of any vendor would significantly impact the Company's operations. Informational requests and/or formal discussions with key business vendors have been distributed or initiated and replies and readiness will be evaluated pending receipt or completion of these inquiries and/or discussions. Key business vendors have been requested to provide assurances regarding their Year 2000 compliance. Risk assessment, readiness evaluation, action, and contingency plans related to these vendors are expected to be completed by June 30, 1999. Due to the Company's evolving internal systems and reliance on third parties, the Company anticipates periodic reevaluation and maintenance regarding its internal systems and business vendors throughout 1999.

      The projected incremental expenditures associated with the Company's Year 2000 compliance program are not expected to be material to the Company's consolidated financial position, results of operations, and cash flow. Management anticipates that the total external cost of the Year 2000 project to be less than $200,000, including the replacement, testing and implementation of all software and hardware. As of December 31, 1998, the Company has incurred and expensed approximately $125,000 in association with the Year 2000 project. Expenditures required to make the Company Year 2000 compliant are, and will continue to be, expensed as incurred. Due to the Company's relatively short operating history, initial assessment of Year 2000 issues, and the Company's evolving internal systems, the modification or replacement of internal systems is not anticipated to be significant. The aggregate cost and dates for which aspects of the Year 2000 project are to be complete are based upon management's and the Year 2000 committee's best estimates and were derived utilizing assumptions of future events, continued availability of certain internal and external resources, and other factors. However, there can be no guarantee that these estimates and projections will be correct since actual results may differ from anticipated projections and plans. See "Item 1. Business--Risks and Uncertainties--Uncertainty of Year 2000 Compliance."

Stockholder Rights Plan

      On January 29, 1999, the Company's Board adopted a "Stockholder Rights Plan" in which preferred stock purchase rights were distributed as a dividend at the rate of one right per share of common stock and ten rights per share of Series A Preferred Stock (i.e., the equivalent of one right per share of common stock issuable upon the conversion of the Series A Preferred Stock), held as of February 16, 1999. Each right entitles the holder to acquire one-thousandth of a share of $0.001 par value Series B Junior Participating Preferred Stock, upon a third party acquiring beneficial ownership of 15% or more of the Company's common stock, at a price of $100 per right. The Stockholder Rights Plan is designed to deter a party from gaining control of the Company without offering a fair price to all stockholders and should encourage a party to negotiate with the Board prior to attempting to acquire the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      At December 31, 1998, we had no outstanding derivative financial instruments. We have, however, established policies and procedures for market risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

      Triangle is subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds with an average maturity of less than one year. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10 percent from levels at December 31, 1998, the fair value of the portfolio is expected to decline by an immaterial aggregate amount primarily due to the short maturity of the portfolio. At December 31, 1998, our portfolio consisted of approximately $22.9 million of investments maturing within one year and approximately $18.1 million of investments maturing after one year but within 18 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect our consolidated operating results or cash flows to be affected by a significant amount due to a sudden change in interest rates.

Foreign Currency Exchange Risk

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency hedging program. The goal of our hedging program is to economically guarantee, or lock into, exchange rates on firm foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants.........................................    43

Consolidated Balance Sheets as of December 31, 1998 and 1997..............    44

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997, 1996 and the period from inception
  (July 12, 1995) through December 31, 1998...............................    45

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997, 1996 and the period from inception
  (July 12, 1995) through December 31, 1998...............................    46

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, 1996 and the period from
  inception (July 12, 1995) through December 31, 1998.....................    47

Notes to Consolidated Financial Statements................................    48

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Triangle Pharmaceuticals, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Triangle Pharmaceuticals, Inc. and its subsidiary (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and the period from inception (July 12, 1995) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 5, 1999

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                              December 31,
                                                                        -------------------------
Assets                                                                    1998             1997
                                                                        ---------       ---------
Current assets:
  Cash and cash equivalents ......................................      $  77,653       $  34,698
  Restricted deposits ............................................             49              43
  Investments ....................................................         22,933          23,098
  Interest receivable ............................................            612             300
  Prepaid expenses ...............................................            769             791
                                                                        ---------       ---------
    Total current assets .........................................        102,016          58,930
                                                                        ---------       ---------
Property, plant and equipment, net ...............................          4,164           2,872
Investments ......................................................         18,106              --
Restricted deposits ..............................................             27              76
                                                                        ---------       ---------

    Total assets .................................................      $ 124,313       $  61,878
                                                                        =========       =========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ...............................................      $  11,778       $   3,152
  Capital lease obligation - current .............................            126             178
  Long-term debt - current .......................................            158             181
  Accrued expenses ...............................................         10,147           5,172
                                                                        ---------       ---------
    Total current liabilities ....................................         22,209           8,683
                                                                        ---------       ---------
Capital lease obligation - noncurrent ............................            153             300
Long-term debt - noncurrent ......................................             --             178
                                                                        ---------       ---------
    Total liabilities ............................................         22,362           9,161
                                                                        ---------       ---------
Commitments and contingencies (See notes 3,4,6,8,10,11 & 13) .....             --              --
Stockholders' equity:
  Convertible Preferred Stock, $0.001 par value; 5,000 shares authorized; 170 and 0 shares, issued and outstanding,
    respectively .................................................             --              --
  Common Stock, $0.001 par value; 75,000 shares authorized;
    28,871 and 19,995 shares, issued and outstanding,
    respectively..................................................             29              20
  Warrants .......................................................            114             114
  Additional paid-in capital .....................................        218,683         102,260
  Accumulated deficit during development stage ...................       (116,823)        (49,552)
  Accumulated other comprehensive income .........................             18              --
  Deferred compensation ..........................................            (70)           (125)
                                                                        ---------       ---------
    Total stockholders' equity ...................................        101,951          52,717
                                                                        ---------       ---------

    Total liabilities and stockholders' equity ...................      $ 124,313       $  61,878
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                                                       Period From
                                                                                        Inception
                                                                                     (July 12, 1995)
                                                   Year Ended December 31,               Through
                                           ---------------------------------------     December 31,
                                             1998           1997           1996           1998
                                           ---------      ---------      ---------      ---------
Operating expenses:
  License fees ........................    $   6,500      $     610      $   3,267      $  10,377
  Development .........................       55,117         22,240          4,967         82,324
  Purchased research and development...           --         11,261             --         11,261
  Selling, general and administrative..        9,774          7,071          3,558         21,408
                                           ---------      ---------      ---------      ---------

Loss from operations ..................      (71,391)       (41,182)       (11,792)      (125,370)
Interest income, net ..................        4,120          3,514            875          8,547
                                           ---------      ---------      ---------      ---------

Net loss ..............................    $ (67,271)     $ (37,668)     $ (10,917)     $(116,823)
                                           =========      =========      =========      =========

Basic and diluted net loss per
  common share ........................    $   (2.93)     $   (2.00)     $   (1.89)
                                           =========      =========      =========
Shares used in computing basic and
  diluted net loss per common share....       22,927         18,871          5,784
                                           =========      =========      =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                  Period From
                                                                                                   Inception
                                                                                                   (July 12,
                                                                                                     1995)
                                                               Year Ended December 31,              Through
                                                      ----------------------------------------    December 31,
                                                        1998             1997           1996           1998
                                                      ---------       ---------      ---------      ---------
Cash flows from operating activities:
Net loss .......................................      $ (67,271)      $ (37,668)     $ (10,917)     $(116,823)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization ................            889             313             98          1,303
  Purchased research and development ...........             --          11,261             --         11,261
  Stock-based compensation: license fees .......             --              --            636            636
  Stock-based compensation: development ........             45              43            347            435
  Stock-based compensation: selling, general
    and administrative .........................             36              --            231            268
  Change in assets and liabilities:
    Receivables ................................           (312)            429           (729)          (612)
    Prepaid expenses ...........................             22            (233)          (558)          (769)
    Accounts payable ...........................          8,626           1,568          1,462         11,778
    Accrued expenses ...........................          4,949           4,358            628         10,026
                                                      ---------       ---------      ---------      ---------

Net cash used by operating activities ..........        (53,016)        (19,929)        (8,802)       (82,497)
                                                      ---------       ---------      ---------      ---------
Cash flows from investing activities:
  Sale (purchase) of restricted deposits .......             43              56           (175)           (76)
  Purchase of investments ......................        (55,632)        (29,259)       (33,268)      (118,159)
  Proceeds from sale/maturity of investments....         37,709          34,108          5,322         77,138
  Purchase of property, plant and equipment ....         (2,181)         (2,295)          (794)        (5,292)
  Acquisition of Avid Corp., net of cash
    acquired ...................................             --          (3,053)            --         (3,053)
                                                      ---------       ---------      ---------      ---------

Net cash used by investing activities ..........        (20,061)           (443)       (28,915)       (49,442)
                                                      ---------       ---------      ---------      ---------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs..        116,334          29,523         59,515        209,226
  Sale of stock options under salary investment
    option grant program .......................             97              70             --            167
  Proceeds from stock options exercised ........              1               1             25             27
  Proceeds from long-term debt .................             --             374             --            374
  Equipment financing ..........................             --              --            354            354
  Principal payments on capital lease
    obligations and note payable ...............           (400)           (153)            (4)          (556)
                                                      ---------       ---------      ---------      ---------
Net cash provided by financing activities ......        116,032          29,815         59,890        209,592
                                                      ---------       ---------      ---------      ---------
Net increase in cash and cash equivalents ......         42,955           9,443         22,173         77,653
Cash and cash equivalents at beginning of year..         34,698          25,255          3,082             --
                                                      ---------       ---------      ---------      ---------
Cash and cash equivalents at end of year .......      $  77,653       $  34,698      $  25,255      $  77,653
                                                      =========       =========      =========      =========

Supplemental disclosure of noncash investing and financing activities:

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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                         Convertible
                                       Preferred Stock                                   Common Stock              Additional
                                   -------------------------                      --------------------------        Paid-In
                                     Shares          Amount         Warrants        Shares          Amount          Capital
                                   ---------       ---------       ---------      ----------      ----------       ---------
Initial sale of stock .......            933       $       1       $      --           1,175       $       1       $     710
Additional sale of stock ....          4,249               4              --           1,495               2           3,137
Stock-based compensation ....             --              --              --              --              --              12
Comprehensive loss:
  Net loss, July 12 through
    December 31, 1995 .......             --              --              --              --              --              --
                                   ---------       ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1995 ..          5,182               5              --           2,670               3           3,859

Sale of stock ...............          3,756               4              --           4,943               5          59,506
Stock-based compensation ....             --              --             152             700               1           1,127
Stock options exercised .....             --              --              --             317              --              57
Conversion of Preferred
  to Common Stock ...........         (8,938)             (9)             --           8,938               9              --
Comprehensive loss:
   Net loss .................             --              --              --              --              --              --
                                   ---------       ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1996 ..             --              --             152          17,568              18          64,549

Sale of stock ...............             --              --              --           2,014               2          29,521
Acquisition of Avid Corp.....             --              --              --             400              --           8,117
Sale of stock options .......             --              --              --              --              --              70
Stock-based compensation ....             --              --             (38)             --              --              --
Stock options exercised .....             --              --              --              13              --               3
Comprehensive loss:
  Net loss ..................             --              --              --              --              --              --
                                   ---------       ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1997 ..             --              --             114          19,995              20         102,260

Sale of stock ...............            170              --              --           8,868               9         116,325
Sale of stock options .......             --              --              --              --              --              97
Stock-based compensation ....             --              --              --              --              --              --
Stock options exercised .....             --              --              --               8              --               1
Comprehensive loss:
   Net loss .................             --              --              --              --              --              --
   Change in unrealized gains
   on marketable securities..             --              --              --              --              --              --
                                   ---------       ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1998 ..            170       $      --       $     114          28,871       $      29       $ 218,683
                                   =========       =========       =========       =========       =========       =========

                                                                  Accumulated
                                                 Comprehensive      Other
                                  Accumulated       Income       Comprehensive     Deferred
                                    Deficit         (Loss)          Income       Compensation        Total
                                   ---------       ---------       ---------     ------------      ---------
Initial sale of stock .........    $      --       $      --       $      --       $      --       $     712
Additional sale of stock ......           --              --              --              --           3,143
Stock-based compensation ......           --              --              --             (12)             --
Comprehensive loss:
  Net loss, July 12 through
    December 31, 1995 .........         (967)           (967)             --              --            (967)
                                   ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1995 ....         (967)           (967)             --             (12)          2,888

Sale of stock .................           --              --              --              --          59,515
Stock-based compensation ......           --              --              --            (141)          1,139
Stock options exercised .......           --              --              --             (26)             31
Conversion of Preferred
  to Common Stock .............           --              --              --              --              --
Comprehensive loss:
   Net loss ...................      (10,917)        (10,917)             --              --         (10,917)
                                   ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1996 ....      (11,884)        (10,917)             --            (179)         52,656

Sale of stock .................           --              --              --              --          29,523
Acquisition of Avid Corp.......           --              --              --              --           8,117
Sale of stock options .........           --              --              --              --              70
Stock-based compensation ......           --              --              --              48              10
Stock options exercised .......           --              --              --               6               9
Comprehensive loss:
  Net loss ....................      (37,668)        (37,668)             --              --         (37,668)
                                   ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1997 ....      (49,552)        (37,668)             --            (125)         52,717

Sale of stock .................           --              --              --              --         116,334
Sale of stock options .........           --              --              --              --              97
Stock-based compensation ......           --              --              --              48              48
Stock options exercised .......           --              --              --               7               8
Comprehensive loss:
   Net loss ...................      (67,271)        (67,271)             --              --         (67,271)
   Change in unrealized gains
    on marketable securities...           --              18              18              --              18
                                   ---------       ---------       ---------       ---------       ---------
Balance, December 31, 1998 ....     (116,823)        (67,253)      $      18       $     (70)      $ 101,951
                                   =========       =========       =========       =========       =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies

Organization and principles of consolidation

      Triangle Pharmaceuticals, Inc. and its wholly-owned subsidiary (the "Company" or "Triangle"), a development stage company, was formed July 12, 1995, as a Delaware corporation. The Company is engaged in the development of new drug candidates primarily in the antiviral area and has not yet generated revenues from operations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1998, the Company merged Avid Therapeutics, Inc., an indirect wholly-owned subsidiary, into Avid Corporation ("Avid"), a direct wholly-owned subsidiary of Triangle.

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

Investments

      Investments consist primarily of United States and municipal government agency obligations, corporate bonds, notes and commercial paper, and other fixed or variable income investments. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. Investments are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in comprehensive income. Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis.

Property, plant and equipment

      Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows: laboratory equipment - 5 years; office equipment - 4 to 7 years; and leasehold improvements
- 7 years.

Long-term debt

      The carrying value of the note payable approximates its fair value as the note bears interest at market rates.

Revenue recognition

      Revenue for any products that are developed will be recognized when such products are shipped.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies (Continued)

License fees

      Upon execution and continuation of license agreements, license initiation and preservation fees are evaluated as to whether the underlying drug candidate has alternative use, and if none, have been recorded as an expense at fair value. License milestone criteria are continuously evaluated. When criterion achievement is probable, the Company records expense at fair value, or will capitalize the fair value if marketing approval is obtained for the licensed compound or if the compound has an alternate future use. License preservation fees are recorded when payment is probable and the Company records expense, at fair value, ratably over the period for which the payment pertains.

Accrued expenses

      The carrying value of accrued expenses approximates fair value because of their short-term maturity.

Income taxes

      Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is "more likely than not" that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Net loss per common share

      During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Pursuant to the adoption of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, all net loss per common share calculations reflect a historical approach methodology. Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. At December 31, 1998 had such potential common shares not been antidilutive, their effect would be to increase the shares used in computing diluted net loss per common share to 24,037.

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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

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

Derivative financial instruments

      Derivative financial instrument contracts are entered into and utilized by the Company to manage foreign exchange risk by hedging certain transactions which are denominated in a foreign currency. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

      To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. As exchange rates change, gains and losses on contracts designated as hedges of existing assets or liabilities are recognized in income. Gains and losses on contracts designated as hedges of identifiable firm foreign currency commitments are deferred and recognized in the measurement of the related foreign currency transaction. The Company had no open foreign currency forward purchase contracts at December 31, 1998 and 1997. For the year ended December 31, 1998, the Company realized net gains on foreign currency forward purchase contracts of approximately $25. The Company did not enter into any foreign currency forward purchase contracts in 1997 and 1996.

Recent accounting pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997 and was adopted by the Company in the three months ended March 31, 1998. Disclosure required by adoption of SFAS 130 has been incorporated into the Company's consolidated financial statements, its adoption did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company intends to adopt SFAS 133 when required; however, SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

2.    Investments

      A summary of the fair market value of "available for sale" securities by classification is as follows:

                                                              December 31,
                                                        ------------------------
                                                          1998             1997
                                                        -------          -------
United States Government obligations .........          $20,983          $ 6,136
Corporate bonds, notes and
  commercial paper ...........................           17,358           15,966
Municipals ...................................            1,200               --
Other fixed and variable income ..............            1,498              996
                                                        -------          -------
    Total ....................................          $41,039          $23,098
                                                        =======          =======

    Maturities of debt securities at fair market value are as follows:

                                                                December 31,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
Mature in one year or less ..........................      $22,933      $23,098
Mature after one year through five years.............       18,106           --
                                                           -------      -------
    Total ...........................................      $41,039      $23,098
                                                           =======      =======

      Gross realized and unrealized holding gains and losses for the years ended December 31, 1998 and 1997 were not significant.

3.    Property, Plant and Equipment

                                                              December 31,
                                                        -----------------------
                                                          1998            1997
                                                        -------         -------
Laboratory equipment ...........................        $ 3,315         $ 1,892
Office equipment ...............................          1,829             655
Leasehold improvements .........................            193             169
Construction-in-progress (office and
  laboratory equipment) ........................            130             570
                                                        -------         -------
                                                          5,467           3,286
Accumulated depreciation .......................         (1,303)           (414)
                                                        -------         -------
    Property, plant and equipment, net .........        $ 4,164         $ 2,872
                                                        =======         =======

      The Company leases office and laboratory facilities and office equipment under various operating leases. Rent expense totaled $1,335, $998, and $646 for 1998, 1997, and 1996, respectively. The Company has provided a $175 letter of credit, collateralized by an equivalent amount of cash and cash equivalents, as security for a lessor.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

3.    Property, Plant and Equipment (Continued)

      Minimum lease payments under operating leases at December 31, 1998 are as follows:

Year                                                                    Amount
----                                                                    ------
1999 ...............................................................    $1,507
2000 ...............................................................     1,533
2001 ...............................................................     1,286
2002 ...............................................................     1,301
2003 ...............................................................       991
                                                                        ------
    Total ..........................................................    $6,618
                                                                        ======

      The Company leases certain laboratory equipment under capital lease agreements. Details of the capitalized leased assets are as follows:

                                                               December 31,
                                                          ----------------------
                                                          1998             1997
                                                          -----           ------
Laboratory equipment ...........................          $ 567           $ 567
Less: accumulated depreciation .................           (270)           (156)
                                                          -----           -----
    Net capitalized leased assets ..............          $ 297           $ 411
                                                          =====           =====

      Future minimum lease payments under capital lease obligations at December 31, 1998 are as follows:

Year                                                                      Amount
----                                                                      ------
1999 .................................................................    $ 157
2000 .................................................................      143
2001 .................................................................        8
                                                                          -----
    Total ............................................................      308
Less: amounts representing interest and executory costs ..............      (29)
                                                                          -----
    Net present value ................................................    $ 279
                                                                          =====

      Because the interest rates associated with these lease agreements approximate a market rate, the carrying value of these obligations approximates fair value. Interest expense under capital lease obligations for 1998, 1997, and 1996 was $31, $40 and $2, respectively.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

4.    Accrued Expenses

      Accrued expenses consist of the following:

                                                               December 31,
                                                         -----------------------
                                                          1998             1997
                                                         -------          ------
Accrued clinical studies ......................          $ 6,118          $2,394
Accrued drug substance ........................            1,602           1,137
Accrued professional fees .....................              780             497
Accrued license fees ..........................              500              80
Accrued compensation and benefits .............              332             279
Accrued duties and taxes ......................              297             139
Other .........................................              518             646
                                                         -------          ------
    Total .....................................          $10,147          $5,172
                                                         =======          ======

      The Company enters into contractual arrangements regarding clinical and toxicology studies in the development of its drug candidates. At December 31, 1998, the Company estimates its commitment to be approximately $15,000 under these agreements; however, this estimate is dependent upon the results of the underlying studies and certain other variable components. Additionally, the Company has entered into agreements with third parties to provide drug substance to satisfy its drug development requirements and in anticipation of the commercial launch of Coactinon (formerly known as MKC-442). At December 31, 1998, the Company estimates its commitment for drug substance to be approximately $4,000. Similar to the clinical and toxicology studies' commitment, this estimate is subject to a number of variables that may result in the actual obligation differing from management's estimate.

5.    Long-Term Debt

      Long-term debt consists of the following:

                                                                 December 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
Unsecured note payable to a finance company; twenty-four
  monthly payments with final payment due November 1999;
  interest payable at a variable rate (6.49% and 6.85%
  at December 31, 1998 and 1997, respectively) .........      $ 158       $ 359

Current portion ........................................       (158)       (181)
                                                              -----       -----
    Total ..............................................      $  --       $ 178
                                                              =====       =====

      Interest expense associated with long-term debt obligations for 1998 and 1997 was $20 and $2, respectively.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

6.    Stockholders' Equity

      During 1996 and 1995, the Company issued 5,232 shares of convertible Series A Preferred Stock with a par value of $0.001 per share for $3,900, net of offering costs. During 1996, the Company issued 3,706 shares of convertible Series B Preferred Stock with a par value of $0.001 per share for $18,400, net of offering costs. No preferred dividends were declared or paid from the date of inception (July 12, 1995) through the date of conversion of all Preferred Stock into Common Stock on a one-for-one basis in connection with the closing of the Company's initial public offering (the "IPO").

      In connection with a consulting agreement executed in May 1996, the Company issued warrants which entitle the holder to purchase 130 shares of Common Stock at a price of $0.75 per share. The shares represented by the warrants vest over a five year period commencing March 1, 1996. On November 27, 1997, the Company terminated the consulting agreement, and pursuant to the terms of the agreement, canceled 100 of the warrants which were outstanding. In accordance with the terms of the agreement, 30 warrants were vested and are exercisable at December 31, 1998. In connection with an equipment lease line obtained in August 1996, the Company issued warrants which entitle the holder to purchase 16 shares of Common Stock at a price of $5.00 per share. The Company recognized $16 of interest expense during 1996 for these warrants.

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

      On June 6, 1997, the Company issued 2,000 shares of Common Stock for $30,000, or a price of $15.00 per share (a discount of approximately 15% from the average closing price of the Common Stock over the 30 trading days prior to the date of the transaction). Net proceeds to the Company from this private offering were approximately $29,400. Pursuant to the purchase agreement, these shares were registered on January 23, 1998 with the Securities and Exchange Commission (the "Commission"). The Company was introduced to the purchaser of these shares by one of the Company's outside directors. The director received a finders fee of $500 in connection with the transaction which was recorded as an offering cost.

      On April 15, 1998, the Company completed registration of 4,025 shares of Common Stock (including the exercise of the Underwriters over-allotment options) at $15.00 per share with the Commission. The total proceeds of this public offering, net of offering costs, were approximately $55,800.

      On December 24, 1998, the Company issued 170 shares of convertible Series A Preferred Stock with a par value of $0.001 per share for $100 per share in a private offering to accredited institutional investors. The total proceeds of this offering, net of offering costs, were approximately $15,600. Dividend rights are $5.00 per share per annum for all preferred shares that remain outstanding after June 15, 1999 and voting rights equate to approximately 7.8 votes per share of Preferred Stock. The conversion feature provides that ten shares of Common Stock are to be issued per share of Preferred Stock at the earlier of approval of the issuance of preferred shares by the stockholders of the Company or December 24, 1999, the first anniversary of the date the Preferred Stock was issued. The Company's certificate of incorporation authorizes the Board of Directors (the "Board"), without further action by the stockholders, to issue Preferred Stock, in one or more series and to fix the rights, priorities, preferences, qualifications, limitations and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption, terms of sinking funds and liquidation preferences of each series of Preferred Stock issued.

      On December 30, 1998, the Company issued 4,800 shares of Common Stock for $10 per share in a private offering to accredited investors. The total proceeds of this offering, net of offering costs, were approximately

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

6.    Stockholders' Equity (Continued)

$44,400. Pursuant to the terms of this offering, a registration statement covering the resale of these shares was declared effective by the Commission on December 31, 1998.

      Under the terms of various agreements, the Company has the option to repurchase shares of Common Stock from certain stockholders who were employed by or who provided services to the Company at the time they acquired those shares. The Company may repurchase such shares in the event the stockholder discontinues employment or provision of services. The repurchase price is limited to the amount the stockholder originally paid for the shares. During 1996 and 1995, the Company issued shares subject to vesting totaling 560 and 2,140, respectively. The number of shares subject to repurchase decreases to zero over periods ranging from three to four years. At December 31, 1998, 641 shares were subject to repurchase rights. During 1998, 1997, and 1996, the Company recognized compensation expense of $81, $43 and $1,214, respectively, related to equity instruments for which the Company's repurchase option had lapsed based on the differences between fair value and the selling price per share.

7.    Employee Benefit Plans

Employee Stock Purchase Plan

      The Company's Employee Stock Purchase Plan (the "Purchase Plan") became effective November 1, 1996. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions under the Purchase Plan. A reserve of 300 shares of Common Stock has been established for this purpose. The Purchase Plan is implemented in a series of successive offering periods, each with a maximum duration of twenty-four (24) months. Payroll deductions may not exceed 10% of the participant's base salary for each semi-annual period of participation, and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day of February and August each year, at a purchase price per share not less than 85% of the lower of (i) the fair market value of the Common Stock on the participant's entry date into the offering period or (ii) the fair market value of the Common Stock on the semi-annual purchase date. Should the fair market value of the Common Stock on any semi-annual purchase date be less than the fair market value of the Common Stock on the first day of the offering period, then the current offering period will automatically end and a new twenty-four month offering period will begin, based on the lower fair market value. The shares vest immediately upon issuance.

      During 1998 and 1997, the Company issued 33 and 14 shares, respectively, in conjunction with the Purchase Plan. At December 31, 1998, the Company held payroll deductions of approximately $108 which will be converted to shares of Common Stock in 1999. The Purchase Plan had an insignificant impact on the Company's 1998, 1997 and 1996 pro forma fair value disclosure as required under SFAS 123.

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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

7.    Employee Benefit Plans (Continued)

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

Director Compensation

      All eligible non-employee directors received an option to purchase 2 shares of Common Stock for each year of the director's Board term plus an additional 2 shares for those directors who have not served previously. These options have an exercise price equal to 100% of the fair market value of the Common Stock on the grant date and will become exercisable in annual installments after the completion of each year of service following such grant. Options vest on the day immediately preceding the next annual Board meeting and have a maximum term of ten years from the date of grant, or one year from the cessation of Board service.

401(k) Pension Plan

      The Company sponsors a qualified defined contribution pension plan which is available to substantially all permanent employees. This 401(k) plan provides for employer matching contributions based on employee participation. The total expense under this plan was $104 and $26 for 1998 and 1997, respectively.

1996 Stock Incentive Plan

      The Company's 1996 Stock Incentive Plan (the "1996 Plan") serves as the successor equity incentive program to the Company's 1996 Stock Option/Stock Issuance Plan. The 1996 Plan became effective on August 30, 1996 and 2,200 options of Common Stock have been authorized for issuance. On May 15, 1998, an additional 1,000 options were authorized for issuance with an automatic increase provision whereby on January 1, 1999, 2000 and 2001 four percent of the total number of shares of Common Stock issued and outstanding, as of December 31 of the preceding year, will be authorized for issuance up to an annual maximum limitation of 1,000. In no event may any one participant receive option grants or direct stock issuances for more than 500 shares in the aggregate per calendar year. The options vest over a four or five year period and have a maximum term of ten years from the date of grant.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

7.    Employee Benefit Plans (Continued)

      In accordance with the provisions of SFAS 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method required by Accounting Principles Board Opinion No. 25.

      The following table summarizes the stock option activity for the Company's plans:

                                                                       Weighted           Weighted
                                                      Number            Average            Average
                                                    of Shares        Exercise Price       Fair Value
                                                    ---------        --------------       ----------
Options outstanding, December 31, 1995 ..                 --                 --                 --
Granted below fair value ................              1,168            $ 0.320            $ 0.234
Granted at fair value ...................                283            $ 7.025            $ 1.579
Exercised ...............................               (317)           $ 0.075                 --
Forfeited ...............................                (38)           $ 0.075                 --
                                                     -------            -------            -------
Options outstanding, December 31, 1996 ..              1,096            $ 2.129                 --
Granted at fair value ...................                626            $21.166            $11.682
Exercised ...............................                (13)           $ 0.075                 --
Forfeited ...............................                 --                 --                 --
                                                     -------            -------            -------
Options outstanding, December 31, 1997 ..              1,709            $ 9.121                 --
Granted at fair value ...................                802            $14.809            $ 9.612
Exercised ...............................                 (8)           $ 0.075                 --
Forfeited ...............................                (22)           $19.352                 --
                                                     -------            -------            -------
Options outstanding, December 31, 1998 ..              2,481            $10.895                 --
                                                     =======            =======            =======

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

7.    Employee Benefit Plans (Continued)

      The following table summarizes information concerning options outstanding at December 31, 1998 and 1997:

                                                                                       Weighted
                                                                                        Average
                                                                                       Remaining
                                                                      Weighted        Contractual
                                                        Number         Average           Life
                                                      of Shares     Exercise Price    (In years)
                                                      ---------     --------------    -----------
Options outstanding-
Price range:
  $0.075 ...................................              744          $ 0.075           7.13
  $6.000 - $11.125 .........................              513          $ 8.383           8.47
  $11.688 - $16.000 ........................              534          $15.222           9.19
  $16.250 - $21.500 ........................              315          $18.050           8.95
  $23.625 ..................................              375          $23.625           8.48
                                                        -----          -------           ----
Options outstanding, December 31, 1998 .....            2,481          $10.895           8.29
                                                        =====          =======           ====

Exercisable options outstanding-
Price range:
  $0.075 ...................................              744          $ 0.075
  $6.000 - $11.125 .........................              331          $ 6.876
  $11.688 - $16.000 ........................               58          $15.700
  $16.250 - $21.500 ........................               63          $18.972
  $23.625 ..................................              143          $23.625
                                                        -----          -------
Exercisable options outstanding,
  December 31, 1998 ........................            1,339          $ 5.840
                                                        =====          =======
Exercisable options outstanding,
  December 31, 1997 ........................            1,092          $ 2.312
                                                        =====          =======

      To determine the impact of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      December 31,
                                        ----------------------------------------
                                           1998           1997           1996
                                        ----------     ----------     ----------
Expected dividend yield ..........           0.00%          0.00%          0.00%
Expected stock price volatility...          80.00%         65.00%          0.00%
Risk-free interest rate ..........      4.53-4.54%     5.70-5.72%     6.01-6.07%
Expected life of options .........      4-5 years      4-5 years      4-5 years

      For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS 123, its pro forma net loss and net loss per common share would have been as follows:

                                                1998             1997             1996
                                             ----------       ----------       ----------
Net loss - as  reported .................    $  (67,271)      $  (37,668)      $  (10,917)
Net loss - pro forma ....................    $  (70,598)      $  (38,981)      $  (11,120)
Net loss per common share - as reported..    $    (2.93)      $    (2.00)      $    (1.89)
Net loss per common share - pro forma....    $    (3.08)      $    (2.07)      $    (1.92)

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

8.    Licensing Agreements

      The Company has six license agreements for drug candidates as of December 31, 1998. In the aggregate, these agreements required payments of $9,100 upon execution or satisfaction of certain financing milestones, and may require future payments of up to $74,250 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,100 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $25 (if only a single drug candidate is approved for one indication) to $46,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements. Under the terms of one of the license agreements, the Company was reimbursed $1,515 in 1997 and $485 in 1996 associated with certain development work. Development expenses for the year ended December 31, 1997 and 1996 have been reduced by approximately $1,168 and $832, respectively. Additionally, under the terms of certain of these agreements, the Company granted 650 shares of Common Stock to some of the licensors.

9.    Income Taxes

      There is no current income tax provision or benefit recorded in any period as the Company has generated net operating losses for income tax purposes. There is no deferred income tax provision or benefit recorded in any period as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to the uncertainty of its realization.

      At December 31, 1998, 1997, and 1996, the Company had net operating loss carryforwards of approximately $91,866, $39,776, and $8,624, respectively, and a research credit carryforward of approximately $6,072, $1,951 and $147, respectively, which will expire in years 2006 to 2018. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership" provisions under Section 382 of the Internal Revenue Code.

      In connection with Triangle's acquisition of Avid, the Company acquired transferable net operating loss carryforwards, research and development credits and capitalized start-up costs which may be used to offset certain future income. Net operating loss carryforwards associated with Avid will have an annual limitation on the amount available to reduce certain future taxable income.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

9.    Income Taxes (Continued)

      The components of deferred taxes are as follows:

                                                           December 31,
                                             --------------------------------------
                                               1998           1997           1996
                                             --------       --------       --------
Loss carryforwards ......................    $ 36,480       $ 15,982       $  3,363
Research tax credit .....................       6,072          1,951            147
License fees ............................       4,062          1,270          1,204
Start-up costs ..........................       1,253          1,531             --
Accrued liabilities .....................         481             --             --
                                             --------       --------       --------
Deferred tax assets .....................      48,348         20,734          4,714
Deferred tax assets valuation allowance..     (48,348)       (20,734)        (4,714)
                                             --------       --------       --------
    Net deferred tax asset ..............    $     --       $     --       $     --
                                             ========       ========       ========

10.   Avid Acquisition

      On August 28, 1997, the Company acquired Avid in a merger accounted for as a purchase transaction. Pursuant to the merger agreement, Triangle issued 400 shares of Common Stock in exchange for all outstanding capital stock of Avid. Triangle also agreed to issue up to 2,100 additional shares of Common Stock, the issuance of 1,600 shares of which is contingent upon Triangle initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999, or electing on or before that date to continue the development of DMP-450 even if such clinical trials have not been initiated. The issuance of the remaining 500 shares is contingent upon the attainment of other development milestones with DMP-450. Issuance of any of these contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. In connection with the acquisition, the Company incurred a charge of $11,261 for acquired in-process research and development. The operating results of Avid have been included in the Company's consolidated financial statements from its acquisition. Avid's principal asset consisted of worldwide license rights to DMP-450, a protease inhibitor for the treatment of human immunodeficiency virus infection.

11.   Litigation and Other Contingencies

      The Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to two of its licensed drug candidates. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow.

12.   Related Party Transactions

      In May 1998, the stockholders' of the Company elected an outside director to the Company's Board. This director has an ownership interest in various companies that Triangle has utilized, and continues to utilize, in the completion of its clinical and preclinical studies. As of December 31, 1998, the Company had accounts payable outstanding to these companies of approximately $235 and incurred approximately $1,475 in 1998 development expense for services performed by these companies. The terms and conditions under which services are provided under these contracts have not been altered from the terms and conditions under those contracts which existed prior to the related party relationship (see also Note 6).

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                December 31, 1998
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

13.   Subsequent Events

Stockholder Rights Plan

      On January 29, 1999, the Board adopted a "Stockholder Rights Plan" in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one right per share of Common Stock and ten rights per share of Series A Preferred Stock (i.e., the equivalent of one right per share of common stock issuable upon the conversion of the Series A Preferred Stock), held as of February 16, 1999. Each right entitles the holder to acquire one-thousandth of a share of $0.001 par value Series B Junior Participating Preferred Stock, upon a third party acquiring beneficial ownership of 15% or more of the Company's Common Stock, at a price of $100 per right. The Company can redeem the rights for $0.001 per right at the discretion of the Board. The Stockholder Rights Plan is designed to deter a party from gaining control of the Company without offering a fair price to all stockholders and should encourage a party to negotiate with the Board prior to attempting to acquire the Company.

DMP-450 Milestone (Unaudited)

      Pursuant to the merger agreement executed in connection with the 1997 acquisition of Avid, the Company agreed to issue up to 2,100 additional shares of Common Stock to the former Avid Stockholders upon the achievement of certain milestones related to DMP-450. The issuance of 1,600 of these shares was contingent upon Triangle initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999 (the "DMP Milestone Date"), or electing on or before the DMP Milestone Date to continue the development of DMP-450 even if such clinical trials had not been initiated. In February 1999, the Company and representatives of the former stockholders of Avid agreed to extend the DMP Milestone Date until February 28, 2000. As consideration for this extension, the Company agreed to issue 100 of the 1,600 contingent shares in 1999. The issuance of the 100 shares will be recorded as additional purchase price in the Avid acquisition and will be recorded in 1999 based on the fair market value of the Common Stock. The remaining 500 of the 2,100 shares are contingent upon the obtainment of additional development milestones and have not been affected by this extension.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1) Financial Statements

      The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 42.

      (2) Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

      On December 29, 1998, the Company filed a Current Report on Form 8-K dated December 24, 1998 announcing its completion of a private placement of 170,000 newly issued shares of Series A Convertible Preferred Stock.

(c) Exhibits

Exhibit
Number      Description
------      -----------

2.1(c) Agreement and Plan of Reorganization among the Company, Project Z Corporation and Avid Corporation dated June 30, 1997.

3.1(a)      Restated Certificate of Incorporation of the Company.

3.2(a)      Second Restated Certificate of Incorporation of the Company.

3.3(a)      Bylaws of the Company, as amended.

3.4(a)      Restated Bylaws of the Company.

3.5(f) Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware (filed as Exhibit 4.1 to the Company's Form 8-K filed December 30, 1998).

3.6 Certificate of Designations, Preferences and Rights of the Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.

4.1(a)      Form of Certificate for Common Stock.

4.2(a)      Form of Restricted Stock Purchase Agreement.

10.2(a)     Form of Employee Proprietary Information Agreement.

10.3(a)     Form of Scientific Advisor Agreement.

10.4(a) Series A Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated July 19, 1995.

10.5(a) Series A Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated October 31, 1995.

10.6(a) Series A Preferred Stock Purchase Agreement among the Company and Schroder Venture Managers Limited dated November 8, 1995.

10.7(a) Series A Preferred Stock Purchase Agreement among the Company and Chris Rallis dated November 8, 1995.

10.8(a) License Agreement between the Company, Karl Hostetler, M.D. and Dennis Carson, M.D., dated November 16, 1995.

10.9(a) Consulting Agreement between the Company and Karl Hostetler, M.D., dated November 16, 1995.

10.10(a) Consulting Agreement between the Company and Dennis Carson, M.D., dated November 16, 1995.

10.11(a) Option Agreement between the Company and Mitsubishi Chemical Corporation, dated December 20, 1995.

10.12(a)    Sublease between the Company and Eli Lilly, dated January 18, 1996.

10.13(a)    Letter of Credit from First Union National Bank, dated February 28,
            1996.

10.14(a)    1996 Stock Option/Stock Issuance Plan.

10.15(a)    1996 Stock Option/Stock Issuance Plan Form of Notice of Grant.

10.16(a)    1996 Stock Option/Stock Issuance Plan Form of Stock Option
            Agreement.

10.17(a)    1996 Stock Option/Stock Issuance Plan Form of Stock Purchase
            Agreement.

10.18(a) Sublease Amendment between the Company and Eli Lilly, dated March 1, 1996.

10.19(a) License Agreement among the Company, Emory University and the University of Georgia Research Foundation, Inc. for compound DAPD, dated March 31, 1996.

10.21(a) Restricted Stock Purchase Agreement among the Company and the stockholders listed on Exhibit A thereto, dated March 31, 1996.

10.22(a) License Agreement between the Company and Emory University for Coviracil (FTC), dated April 17, 1996.

10.23(a) Restricted Stock Purchase Agreement between the Company and Emory University, dated April 17, 1996.

10.24(a) Amended and Restated Investors' Rights Agreement among the Company and the Investors listed on Schedule A thereto, dated April 17, 1996.

10.25(a) Series A Preferred Stock Purchase Agreement among the Company and the stockholders listed on Schedule A thereto, dated May 9, 1996.

10.26(a) Stock Purchase Warrant between the Company and Burrill & Craves, dated May 21, 1996.

10.27(a) Investors' Rights Agreement between the Company and Burrill & Craves, dated May 21, 1996.

10.28(a) Series B Preferred Stock Purchase Agreement among the Company and the investors listed on Schedule A thereto, dated June 11, 1996.

10.29(a) Restated Investors' Rights Agreement among the Company and certain stockholders of the Company, dated June 11, 1996.

10.30(a) Restated Co-Sale Agreement among the Company and certain stockholders of the Company, dated June 11, 1996.

10.31(a) Second Amendment to Sublease between the Company and Eli Lilly and Company, dated August 2, 1996.

10.32(a) Master Lease Agreement between the Company and Comdisco Ventures dated August 8, 1996.

10.33(a) Stock Purchase Warrant between the Company and Comdisco Ventures dated August 8, 1996.

10.34(a) Option Agreement between the Company and The Regents of the University of California, dated September 1, 1996.

10.35(a) Sponsored Research Agreement between the Company and The Regents of the University of California, dated September 1, 1996.

10.36(a)    1996 Stock Incentive Plan.

10.37(a)    1996 Stock Incentive Plan Form of Notice of Grant.

10.38(a)    1996 Stock Incentive Plan Form of Stock Option Agreement.

10.39(a)    1996 Stock Incentive Plan Form of Stock Purchase Agreement.

10.40(a)    Employee Stock Purchase Plan.

10.41(a) Form of Indemnification Agreement between the Company and each of its directors.

10.42(a) Form of Indemnification Agreement between the Company and each of its officers.

10.43(a) Form of Written Consent of Holders of Series A and Series B Preferred Stock to conversion, dated September 5, 1996.

10.44(a)    Form of Waiver of Registration Rights, dated September 5, 1996.

10.45(b) Employment Agreement between the Company and Dr. David W. Barry, dated October 28, 1996 (filed as Exhibit 10.44 to the Company's Form 10-K filed March 28, 1997).

10.46(d) License Agreement dated as of December 18, 1996 between Avid Corporation and The DuPont Merck Pharmaceutical Company (filed as
            Exhibit 10.1 to the Company's Form 10-Q filed November 14, 1997).

10.47(c) Common Stock Purchase Agreement among the Company and the investors listed on Exhibit A thereto dated June 6, 1997 (filed as Exhibit
            10.1 to the Company's Form 10-Q filed August 14, 1997).

10.48(c) First Amendment to Restated Investors' Rights Agreement among the Company and certain stockholders of the Company dated June 6, 1997 (filed as Exhibit 10.2 to the Company's Form 10-Q filed August 14,
            1997).

10.49(c) License Agreement between the Company and Mitsubishi Chemical Corporation dated June 17, 1997 (filed as Exhibit 10.3 to the Company's Form 10-Q filed August 14, 1997).

10.50(d) First Amendment to License Agreement between Avid Corporation and The DuPont Merck Pharmaceutical Company, dated as of August 26, 1997 (filed as Exhibit 10.2 to the Company's Form 10-Q filed November 14,
            1997).

10.51(b) License Agreement dated as of February 27, 1998, between the Company and Bukwang Pharm. Ind. Co., Ltd.

10.52(e) Amended and Restated 1996 Stock Incentive Plan (as amended and restated through March 27, 1998) (filed as Exhibit 99.1 to the Company's Form S-8 filed June 5, 1998).

10.53(e) Amended and Restated 1996 Stock Incentive Plan - Form of Stock Option Agreement (filed as Exhibit 99.3 to the Company's Form S-8 filed June 5, 1998).

10.54(e) Amended and Restated 1996 Stock Incentive Plan - Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction) (filed as Exhibit 99.4 to the Company's Form S-8 filed June 5, 1998).

10.55(e) Amended and Restated 1996 Stock Incentive Plan - Form of Addendum to Stock Option Agreement (Involuntary Termination Following Change in Control) (filed as Exhibit 99.5 to the Company's Form S-8 filed June 5, 1998).

10.56(e) Amended and Restated 1996 Stock Incentive Plan - Form of Stock Issuance Agreement (filed as Exhibit 99.6 to the Company's Form S-8 filed June 5, 1998).

10.57(e) Amended and Restated 1996 Stock Incentive Plan - Form of Automatic Stock Option Agreement (filed as Exhibit 99.8 to the Company's Form S-8 filed June 5, 1998).

10.58(e) Amended and Restated 1996 Stock Incentive Plan - Form of Salary Investment Stock Option Agreement (filed as Exhibit 99.11 to the Company's Form S-8 filed June 5, 1998).

10.59(f) Form of Stock Purchase Agreement with respect to the Series A Preferred Stock (filed as Exhibit 10.1 to the Company's Form 8-K filed December 30, 1998).

10.60 Employment Agreement between the Company and Dr. David W. Barry dated November 23, 1998.

10.61 Form of Stock Purchase Agreement with respect to Common Stock placed with certain investors on December 30, 1998.

10.62(g) Rights Agreement, dated as of February 1, 1999, between the Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Shares as Exhibit C (filed as Exhibit
            4 to the Company's Form 8-K filed February 10, 1999).

10.63 Form of Employment Agreement among the Company and each Executive Officer of the Company.

10.64 Third Amendment to Sublease between the Company and Eli Lilly and Company, dated as of February 11, 1998.

11.1        Computation of Net Loss Per Common Share.

23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1        Power of Attorney (see page 68).

27.1        Financial Data Schedule.

----------

(a) Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Registration statement on Form S-1 filed September 9, 1996.

(b) Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Form 10-K filed March 28, 1997.

(c) Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Form 10-Q filed August 14, 1997.

(d) Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Form 10-Q filed November 14, 1997.

(e) Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Form S-8 filed June 5, 1998.

(f) Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Form 8-K filed December 30, 1998.

(g) Incorporated by reference to the same-numbered exhibit (except as otherwise indicated) to the Company's Form 8-K filed February 10, 1999.

Supplemental Information

Copies of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to the Registrant's stockholders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 1999               TRIANGLE PHARMACEUTICALS, INC.


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

      Signature                                 Title                            Date
      ---------                                 -----                            ----
/s/ David W. Barry                   Chairman of the Board and              March 16, 1999
------------------------              Chief Executive Officer
(David W. Barry)                   (Principal Executive Officer)

/s/ James A. Klein, Jr.        Chief Financial Officer and Treasurer        March 16, 1999
------------------------   (Principal Financial and Accounting Officer)
(James A. Klein, Jr.)

/s/ M. Nixon Ellis        Director, President and Chief Operating Officer   March 16, 1999
------------------------
(M. Nixon Ellis)

/s/ Anthony B. Evnin                         Director                       March 16, 1999
------------------------
(Anthony B. Evnin)

/s/ Standish M. Fleming                      Director                       March 16, 1999
------------------------
(Standish M. Fleming)

/s/ Dennis B. Gillings                       Director                       March 16, 1999
------------------------
(Dennis B. Gillings)

/s/ Henry G. Grabowski                       Director                       March 16, 1999
------------------------
(Henry G. Grabowski)

/s/ George McFadden                          Director                       March 16, 1999
------------------------
(George McFadden)