Form 10-Q
period 1999-03-31
TRIANGLE PHARMACEUTICALS INC
filed 1999-05-13
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of March 31, 1999, there were 28,927,819 shares of Triangle Pharmaceuticals, Inc. Common Stock and 170,000 shares of Triangle
Pharmaceuticals, Inc. Series A Preferred Stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                                Table of Contents

Part I. Financial Information

                                                                        Page No.
                                                                        --------

    Item 1. Financial Statements

           Condensed Consolidated Balance Sheets -
             March 31, 1999 (unaudited) and December 31, 1998................. 3

           Condensed Consolidated Statements of Operations (unaudited) -
             Three Months Ended March 31, 1999 and March 31, 1998 and
             Period From Inception (July 12, 1995) Through March 31, 1999..... 4

           Condensed Consolidated Statements of Cash Flows (unaudited) -
             Three Months Ended March 31, 1999 and March 31, 1998 and
             Period From Inception (July 12, 1995) Through March 31, 1999..... 5

           Condensed Consolidated Statements of Stockholders' Equity -
             Period From Inception (July 12, 1995) Through
             December 31, 1995, 1996, 1997 and 1998 and
             the Three Months Ended March 31, 1999 (unaudited)................ 6

           Notes to Condensed Consolidated Financial Statements (unaudited)..7-8

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................9-24

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.....24-25

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K................................. 26

    Signatures............................................................... 27

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                       March 31,   December 31,
Assets                                                                   1999          1998
------                                                                 ---------    ---------
                                                                      (unaudited)
Current assets:
    Cash and cash equivalents ......................................   $  43,752    $  77,653
    Restricted deposits ............................................          50           49
    Investments ....................................................      38,149       22,933
    Interest receivable ............................................       1,114          612
    Prepaid expenses ...............................................         768          769
                                                                       ---------    ---------
       Total current assets ........................................      83,833      102,016
                                                                       ---------    ---------
Property, plant and equipment, net .................................       3,997        4,164
Investments ........................................................      18,511       18,106
Restricted deposits ................................................          14           27
                                                                       ---------    ---------

       Total assets ................................................   $ 106,355    $ 124,313
                                                                       =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable ...............................................   $  10,877    $  11,778
    Capital lease obligation-current ...............................         129          126
    Long-term debt-current .........................................         112          158
    Accrued expenses ...............................................      11,418       10,147
                                                                       ---------    ---------
       Total current liabilities ...................................      22,536       22,209
                                                                       ---------    ---------
Capital lease obligation-noncurrent ................................         117          153
                                                                       ---------    ---------
       Total liabilities ...........................................      22,653       22,362
                                                                       ---------    ---------
Commitments and contingencies (See notes 4 and 6) ..................          --           --
Stockholders' equity:
    Convertible Preferred Stock, $0.001 par value; 5,000 shares authorized; 170 and 0 shares, issued and outstanding,
    respectively ...................................................          --           --
    Common Stock, $0.001 par value; 75,000 shares
       authorized; 28,928 and 28,871 shares, issued and outstanding,
       respectively ................................................          29           29
    Warrants .......................................................          --          114
    Additional paid-in capital .....................................     219,010      218,683
    Accumulated deficit during development stage ...................    (135,254)    (116,823)
    Accumulated other comprehensive (loss) income ..................         (27)          18
    Deferred compensation ..........................................         (56)         (70)
                                                                       ---------    ---------
       Total stockholders' equity ..................................      83,702      101,951
                                                                       ---------    ---------

       Total liabilities and stockholders' equity ..................   $ 106,355    $ 124,313
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

                                                                                           Period From
                                                                                            Inception
                                                    Three Months                         (July 12, 1995)
                                                        Ended       Three Months Ended       Through
                                                   March 31, 1999     March 31, 1998      March 31, 1999
                                                   --------------     --------------      --------------
Operating expenses:
  License fees ..............................         $     200          $   6,000          $  10,577
  Development ...............................            17,342              8,696             99,667
  Purchased research and development ........                --                 --             11,261
  Selling, general and administrative .......             2,359              2,446             23,766
                                                      ---------          ---------          ---------

Loss from operations ........................           (19,901)           (17,142)          (145,271)
Interest income, net ........................             1,470                734             10,017
                                                      ---------          ---------          ---------

Net loss ....................................         $ (18,431)         $ (16,408)         $(135,254)
                                                      =========          =========          =========

Basic and diluted net loss per common share..         $   (0.64)         $   (0.82)
                                                      =========          =========
Shares used in computing  net loss per
   common share .............................            28,908             20,007
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                  Period From
                                                                                                   Inception
                                                                              Three Months       (July 12, 1995)
                                                        Three Months Ended        Ended              Through
                                                          March 31, 1999      March 31, 1998     March 31, 1999
                                                          --------------      --------------     --------------
Cash flows from operating activities:
Net loss ...........................................         $ (18,431)         $ (16,408)         $(135,254)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization ...................               281                171              1,584
   Purchased research and development ..............                --                 --             11,261
   Stock-based compensation: license fees ..........                --                 --                636
   Stock-based compensation: development ...........                10                 11                445
   Stock-based compensation: general and
      administrative ...............................                 8                  9                277
   Change in assets and liabilities:
      Receivables ..................................              (502)                74             (1,114)
      Prepaid expenses .............................                 1                (74)              (768)
      Accounts payable .............................              (901)            (1,151)            10,877
      Accrued expenses .............................             1,267              1,638             11,292
                                                             ---------          ---------          ---------
Net cash used by operating activities ..............           (18,267)           (15,730)          (100,764)
                                                             ---------          ---------          ---------
Cash flows from investing activities:
   Sale (purchase) of restricted deposits ..........                12                 10                (64)
   Purchase of investments .........................           (24,549)            (3,000)          (142,708)
   Proceeds from sale and maturity of investments ..             8,883             13,957             86,021
   Purchase of property, plant and equipment .......              (114)              (615)            (5,406)
   Acquisition of Avid Corporation, net of cash
      acquired......................................                --                 --             (3,053)
                                                             ---------          ---------          ---------
Net cash (used) provided by investing activities ...           (15,768)            10,352            (65,210)
                                                             ---------          ---------          ---------
Cash flows from financing activities:
   Sale of stock, net of related issuance costs ....               163                126            209,390
   Sale of options under salary investment option
      grant program ................................                27                 24                195
   Proceeds from stock options/warrants exercised ..                23                  1                 49
   Proceeds from notes payable .....................                --                 --                374
   Equipment financing .............................                --                 --                354
   Principal payments on capital lease
      obligations and notes payable ................               (79)              (168)              (636)
                                                             ---------          ---------          ---------
Net cash provided (used) by financing activities ...               134                (17)           209,726
                                                             ---------          ---------          ---------
Net (decrease) increase in cash and cash
   equivalents .....................................           (33,901)            (5,395)            43,752
Cash and cash equivalents at beginning of period ...            77,653             34,698                 --
                                                             ---------          ---------          ---------
Cash and cash equivalents at end of period .........         $  43,752          $  29,303          $  43,752
                                                             =========          =========          =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                      Convertible
                                    Preferred Stock                        Common Stock       Additional               Comprehensive
                               ----------------------                 ---------------------    Paid-In    Accumulated     (Loss)
                                  Shares      Amount      Warrants       Shares     Amount     Capital      Deficit       Income
                               ---------    ---------    ---------    ---------   ---------   ---------   ---------    ---------
Initial sale of stock .......         933    $       1    $      --        1,175   $       1   $     710   $      --    $      --
Additional sale of stock ....       4,249            4           --        1,495           2       3,137          --           --
Stock-based compensation ....          --           --           --           --          --          12          --           --
Comprehensive loss:
   Net loss, July 12 through
      December 31, 1995 .....          --           --           --           --          --          --        (967)        (967)
                                ---------    ---------    ---------    ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1995...       5,182            5           --        2,670           3       3,859        (967)        (967)
Sale of stock ...............       3,756            4           --        4,943           5      59,506          --           --
Stock-based compensation ....          --           --          152          700           1       1,127          --           --
Stock options exercised .....          --           --           --          317          --          57          --           --
Conversion of Preferred to
   Common Stock .............      (8,938)          (9)          --        8,938           9          --          --           --
Comprehensive loss:
   Net loss .................          --           --           --           --          --          --     (10,917)     (10,917)
                                ---------    ---------    ---------    ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1996...          --           --          152       17,568          18      64,549     (11,884)     (10,917)
Sale of stock ...............          --           --           --        2,014           2      29,521          --           --
Acquisition of Avid Corp. ...          --           --           --          400          --       8,117          --           --
Sale of stock options .......          --           --           --           --          --          70          --           --
Stock-based compensation ....          --           --          (38)          --          --          --          --           --
Stock options exercised .....          --           --           --           13          --           3          --           --
Comprehensive loss:
   Net loss .................          --           --           --           --          --          --     (37,668)     (37,668)
                                ---------    ---------    ---------    ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1997...          --           --          114       19,995          20     102,260     (49,552)     (37,668)
Sale of stock ...............         170           --           --        8,868           9     116,325          --           --
Sale of stock options .......          --           --           --           --          --          97          --           --
Stock-based compensation ....          --           --           --           --          --          --          --           --
Stock options exercised .....          --           --           --            8          --           1          --           --
Comprehensive loss:
   Change in unrealized gain
   on marketable securities..          --           --           --           --          --          --          --           18
   Net loss .................          --           --           --           --          --          --     (67,271)     (67,271)
                                ---------    ---------    ---------    ---------   ---------   ---------   ---------    ---------
Balance, December 31, 1998...         170           --          114       28,871          29     218,683    (116,823)     (67,253)
   (Unaudited)
Sale of stock ...............          --           --           --           19          --         163          --           --
Sale of stock options .......          --           --           --           --          --          27          --           --
Stock-based compensation ....          --           --           --           --          --          --          --           --
Stock options/warrants
exercised ...................          --           --         (114)          38          --         137          --           --
Comprehensive loss:
   Reclassification adjustment
     for gains/(losses)
     included in net loss ...          --           --           --           --          --          --          --          (19)
   Change in unrealized
     gains/(losses) on
     marketable securities...          --           --           --           --          --          --          --          (26)
   Net loss .................          --           --           --           --          --          --     (18,431)     (18,431)
                                ---------    ---------    ---------    ---------   ---------   ---------   ---------    ---------
Balance, March 31, 1999 .....         170    $      --    $      --       28,928   $      29   $ 219,010   $(135,254)   $ (18,476)
                                =========    =========    =========    =========   =========   =========   =========    =========

                                 Accumulated
                                    Other
                                 Comprehensive    Deferred
                                Income /(Loss)  Compensation       Total
                                 ---------      ---------        ---------
Initial sale of stock ........   $      --      $      --        $     712
Additional sale of stock .....          --             --            3,143
Stock-based compensation .....          --            (12)              --
Comprehensive loss:
   Net loss, July 12 through
      December 31, 1995 ......          --             --             (967)
                                 ---------      ---------        ---------
Balance, December 31, 1995....          --            (12)           2,888
Sale of stock ................          --             --           59,515
Stock-based compensation .....          --           (141)           1,139
Stock options exercised ......          --            (26)              31
Conversion of Preferred to
   Common Stock ..............          --             --               --
Comprehensive loss:
   Net loss ..................          --             --          (10,917)
                                 ---------      ---------        ---------
Balance, December 31, 1996....          --           (179)          52,656
Sale of stock ................          --             --           29,523
Acquisition of Avid Corp. ....          --             --            8,117
Sale of stock options ........          --             --               70
Stock-based compensation .....          --             48               10
Stock options exercised ......          --              6                9
Comprehensive loss:
   Net loss ..................          --             --          (37,668)
                                 ---------      ---------        ---------
Balance, December 31, 1997....          --           (125)          52,717
Sale of stock ................          --             --          116,334
Sale of stock options ........          --             --               97
Stock-based compensation .....          --             48               48
Stock options exercised ......          --              7                8
Comprehensive loss:
   Change in unrealized gain
   on marketable securities ..          18             --               18
   Net loss ..................          --             --          (67,271)
                                 ---------      ---------        ---------
Balance, December 31, 1998....          18            (70)         101,951
   (Unaudited)
Sale of stock ................          --             --              163
Sale of stock options ........          --             --               27
Stock-based compensation .....          --             12               12
Stock options/warrants
exercised ....................          --              2               25
Comprehensive loss:
   Reclassification adjustment
     for gains/(losses)
     included in net loss ....         (19)            --              (19)
   Change in unrealized
     gains/(losses) on
     marketable securities....         (26)            --              (26)
   Net loss ..................          --             --          (18,431)
                                 ---------      ---------        ---------
Balance, March 31, 1999 ......   $     (27)     $     (56)       $  83,702
                                 =========      =========        =========

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

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Triangle Pharmaceuticals, Inc. and its wholly-owned subsidiary (the "Company" or "Triangle") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3. Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three month periods ended March 31, 1999 and 1998, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4. Licensing Agreements

      The Company's existing license agreements require future payments of up to $74,250 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is obligated to issue up to 2,100 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation ("Avid"). The issuance of 1,600 of these shares was contingent upon Triangle initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999 (the "DMP Milestone Date"), or electing on or before the DMP Milestone Date to continue the development of DMP-450 even if such clinical trials had not been initiated. In February 1999, the Company and representatives of the former stockholders of Avid agreed to extend the DMP Milestone Date until February 28, 2000. As consideration for this extension, the Company has agreed to issue 100 of the 1,600 contingent shares in 1999. The issuance of the 100 shares will be recorded as additional purchase price in the Avid acquisition and will be recorded as purchased research and development expense in 1999 based on the fair market value of the Common Stock. The remaining 500 of the 2,100 shares are contingent upon the achievement of additional development milestones and have not been affected by this extension. Additionally, the Company will pay royalties based on a percentage of net sales of

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

each licensed product incorporating these drug candidates. Substantially all of the agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $25 (if only a single drug candidate is approved for one indication) to $46,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

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

6. Stockholder Rights Plan

      On January 29, 1999, the Board of Directors ("the Board") adopted a "Stockholder Rights Plan" in which preferred stock purchase rights were distributed as a dividend at the rate of one right per share of Common Stock and ten rights per share of Series A Preferred Stock (i.e., the equivalent of one right per share of Common Stock issuable upon the conversion of the Series A Preferred Stock), held as of February 16, 1999. Each right entitles the holder to acquire one-thousandth of a share of $0.001 par value Series B Junior Participating Preferred Stock, upon a third party acquiring beneficial ownership of 15% or more of the Company's Common Stock, at a price of $100.00 per right. The Company can redeem the rights for $0.001 per right at the discretion of the Board. The Stockholder Rights Plan is designed to deter a party from gaining control of the Company without offering a fair price to all stockholders and to encourage a party to negotiate with the Board prior to attempting to acquire the Company.

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

      The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1998 Annual Report on Form 10-K as well as with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

      Triangle is engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing its drug candidates. The Company has not received any revenues from the sale of products and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of March 31, 1999, the Company's accumulated deficit was approximately $135.3 million.

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

      The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its drug candidates, secure all necessary proprietary rights, respond to competitive developments, obtain additional financing and continue to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these risks. See "--Risks and Uncertainties--Early Stage Company; Risk of Unsuccessful Product Development."

      The operating expenses of the Company will depend on several factors, including the level of development expenses and the potential commercialization of its drug candidates. Development expenses will depend on the progress and results of the Company's drug development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. The level of expenses relating to the establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures will depend on the success of the development of the Company's drug candidates; however, many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. As a result of these factors, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the Common Stock could be materially adversely affected. See "--Risks and Uncertainties--Our Stock Price may be Volatile."

Results of Operations

Interest Income, Net

      The Company had total net interest income of $1.5 million for the three months ended March 31, 1999 as compared to $734,000 for the same period in 1998. The increase in interest income is due primarily to an increase in the average investment balance associated with financing activities in the second and fourth quarters of 1998. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $200,000 for the three months ended March 31, 1999 as compared to $6.0 million for the same period in 1998. License fees in 1999 relate to the expense of license preservation fees for our portfolio of drug candidates as compared to a license initiation fee associated with the in-licensing of L-FMAU which occurred in February 1998.

Development Expenses

      Development expenses totaled $17.3 million for the three months ended March 31, 1999 as compared to $8.7 million for the same period in 1998. Development expenses for 1999 consisted primarily of expenses for clinical trials, drug synthesis and employee compensation. Development expenses for 1998 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, toxicology studies, and patent related activities of the Company's drug candidates. The substantial increase in 1999 development expenses, as compared to the three month period ending March 31, 1998, is the result of the Company's continued and more extensive drug development activities on compounds under active development including the addition of development personnel necessary to perform these activities. The Company expects its development expenses to continue to increase in the future due to continued expansion of drug development activities for its existing portfolio of drug candidates, including preclinical testing, toxicology studies, clinical trials and the manufacture of drug substance for preclinical tests and clinical trials. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses totaled $2.4 million for the three months ended March 31, 1999 and 1998. SG&A expenses for 1999 consisted primarily of employee compensation, amounts paid for outside professional services and rent expense. SG&A expenses for 1998 consisted primarily of employee compensation, rent expense and amounts paid for outside professional services. The Company expects that its SG&A expenses will increase in future periods as the Company continues to expand development activities and the development of its sales and marketing organization.

Liquidity and Capital Resources

      The Company has financed its operations since inception (July 12, 1995) through March 31, 1999 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $111.9 million (net of offering costs), and the Company's initial and secondary public offerings, which provided aggregate net proceeds of approximately $96.8 million (net of offering costs). In addition, the Company has received approximately $2.0 million as reimbursement of certain development expenses under a license agreement for one of its drug candidates.

      At March 31, 1999, the Company had net working capital of $61.3 million, a decrease of approximately $18.5 million over working capital at December 31, 1998. The decrease is principally the result of payment of development costs for the Company's drug candidates. At March 31, 1999, the Company's principal source of liquidity was $43.8 million of cash and cash equivalents and $56.7 million of investments which are "available for sale," reflecting an approximate $18.3 million decrease of cash, cash equivalent and investment balances over those at December 31, 1998.

      The Company had note payable and secured equipment lease line obligations totaling $358,000 at March 31, 1999 as compared to $437,000 at December 31, 1998. The decrease in these obligations relates to the Company's normal monthly principal payments on these obligations.

      The Company expects that its capital requirements will increase in future periods as the Company funds its drug development programs, pays obligations under its license and/or option agreements, develops a sales and marketing organization, acquires drug substance from third party manufacturers, develops a distribution system with outside vendors and incurs other SG&A expenditures necessary to support the Company's expanding operations. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, costs under the license and/or option agreements relating to the Company's drug candidates (including the costs of obtaining patent protection for the Company's drug candidates), the timing and terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of the drug candidates, administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party relationships for manufacturing and other factors.

      Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements require future cash payments of up to $74.3 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2.0 million of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,100,000 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid. The issuance of 1,600,000 of these shares was contingent upon Triangle initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999 (the "DMP Milestone Date"), or electing on or before the DMP Milestone Date to continue the development of DMP-450 even if such clinical trials had not been initiated. In February 1999, the Company and representatives of the former stockholders of Avid agreed to extend the DMP Milestone Date until February 28, 2000. As consideration of this extension, the Company has agreed to issue 100,000 of 1,600,000 contingent shares in 1999. The issuance of the 100,000 shares will be recorded as additional purchase price in the Avid acquisition and will be recorded as purchased research and development expense in 1999 based on the fair market value of the Common Stock. The remaining 500,000 of the 2,100,000 shares are contingent upon the achievement of additional development milestones and have not been affected by this extension. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $25,000 (if only a single drug candidate is approved for one indication) to $46.5 million (if all drug candidates are approved for all indications) under the Company's existing license agreements.

      The Company believes that its existing cash, cash equivalents and investments will be adequate to satisfy its anticipated capital requirements through March 2000. The Company expects that it will be required to raise substantial additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "--Risks and Uncertainties--Our Need for Future Capital; Uncertainty of Additional Funding."

Additional Facility

      In February 1999, the Company leased an additional 49,000 square foot administrative office and laboratory facility, adjacent to its existing 52,000 square foot facility, in order to provide adequate accommodations for expanding development activities and the growing number of employees. This additional laboratory and administrative space is expected to provide adequate accommodations for projected development, selling and administrative growth through June 2000. Both of our facilities are under lease through September 2003.

License and Settlement Agreements Relating To Coviracil(TM) (emtricitabine)

      In May 1999, Emory University ("Emory") and Glaxo Wellcome plc ("Glaxo") settled its litigation pending in the United States District Court relating to Coviracil, and Triangle became the exclusive licensee of the United States and all foreign patent applications and patents filed by Burroughs Wellcome Co. ("Burroughs Wellcome") on the use of Coviracil to treat HBV, subject to United States antitrust clearance. Pursuant to the license and settlement agreements, Emory and Triangle were also given access to development and clinical data and drug substance held by Glaxo relating to Coviracil.

Litigation and Other Contingencies

      As discussed below in "--Risks and Uncertainties--Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights", the Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to two of its licensed drug candidates, including Coviracil. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment in these pending proceedings would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets" as no amounts have been capitalized related to these drug candidates. However, any development of these proceedings adverse to the Company's interests, including but not limited to any adverse development related to the patent rights licensed to the Company for these two drug candidates or the Company's rights or obligations related thereto, could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flows.

Year 2000 Compliance

      The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. The Company has completed an assessment of its internal informational systems which support business applications and has completed the modification or replacement of these portions of software, hardware and other equipment that it has determined are non-compliant. Testing and verification of all critical systems, by internal and/or external experts, is expected to be completed by June 30, 1999. Testing and verification of all other significant existing internal systems is expected to be completed by September 30, 1999. Additionally, the Company is currently in the process of confirming compliance regarding Year 2000 issues for the information systems of its key business vendors. This process entails communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. The Company expects to have completed its evaluation and contingency planning for key business vendors by June 30, 1999. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.

Stockholder Rights Plan

      On January 29, 1999, the Company's Board adopted a "Stockholder Rights Plan" in which preferred stock purchase rights were distributed as a dividend at the rate of one right per share of Common Stock and ten rights per share of Series A Preferred Stock (i.e., the equivalent of one right per share of Common Stock issuable upon conversion of the Series A Preferred Stock), held as of February 16, 1999. Each right entitles the holder to acquire one-thousandth of a share of $0.001 par value Series B Junior Participating Preferred Stock, upon a third party acquiring beneficial ownership of 15% or more of the Company's Common Stock, at a price of $100.00 per right.

The Stockholder Rights Plan is designed to deter a party from gaining control of the Company without offering a fair price to all stockholders and to encourage a party to negotiate with the Board prior to attempting to acquire the Company.

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

      The Company has established a control environment, which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies include only the hedging of firm commitments and prohibit the holding of derivative instruments for trading purposes. Specific hedging strategies depend on several factors, including the magnitude of the exposure, offset through contract terms, cost and availability of the appropriate instruments, anticipated time horizon, and the variability of the underlying commitment. The Company monitors the effectiveness of its hedging structures on an ongoing basis. At March 31, 1999, Triangle had purchased foreign currency contracts (in currencies participating in the European Monetary Union) to hedge anticipated foreign currency commitments. The hypothetical loss associated with a 10% devaluation of these foreign currencies would not materially affect our consolidated operating results, financial position or cash flows.

Risk and Uncertainties

      In addition to the other information contained herein, the following risks and uncertainties should be carefully considered in evaluating Triangle and its business.

Early Stage Company; Risk of Unsuccessful Product Development

      We formed our company in July 1995 and we have only a limited operating history for you to review in evaluating our business. In addition, many of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. None of our drug candidates has been approved by regulatory authorities. We do not expect any of our drug candidates to be commercially available before the year 2000. There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

      o our drug candidates will be ineffective, toxic or will not receive regulatory clearances,
      o our drug candidates will be too expensive to manufacture or market or will not achieve broad market acceptance,
      o third parties will hold proprietary rights that may preclude us from marketing our drug candidates, or
      o     third parties will market equivalent or superior products.

      The success of our business depends upon our ability to successfully develop and market our drug candidates.

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability

      We have incurred losses since our inception. At March 31, 1999, our accumulated deficit was $135.3 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and SG&A costs. We have not generated any revenue to date and do not expect to do so before the year 2000. In addition, we expect annual losses to increase over the next several years as we expand our drug development efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

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

Uncertainties Related to Clinical Trials

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. These side effects could also result in the U.S. Food and Drug Administration ("FDA") or foreign regulatory authorities refusing to approve the drug candidate for any and all targeted indications. We, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

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

Uncertainty of Patents; Dependence on Patents, Licenses and Proprietary Rights

      Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our drug candidates and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. We have no patents in our own name and we have a small number of patent applications of our own pending (one of which is a joint application with co-inventors from another institution). We have, however, licensed or we have an option to license patents, patent applications and other proprietary rights from third parties for each of our drug candidates. If we breach our licenses, we may lose rights to important technology and drug candidates.

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

      There are significant risks regarding the patent rights of two of our in-licensed drug candidates. We may not be able to commercialize Coviracil or DAPD for HIV and/or the hepatitis B virus ("HBV") due to patent rights held by third parties other than our licensors. Third parties have filed numerous patent applications and have received numerous issued patents in the United States and many foreign countries that relate to these drug candidates and their use alone or coactively to treat HIV and HBV. As a result, our patent position regarding the use of Coviracil and DAPD to treat HIV and/or HBV is highly uncertain and involves numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize Coviracil and/or DAPD in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even if any of these questions is favorably resolved, we may still attempt to obtain licenses from one or more third parties to reduce or eliminate the risks relating to some or all of these matters. Such licenses may not be available on acceptable terms or at all. Our inability to commercialize either of these drug candidates could adversely affect our business.

Coviracil (emtricitabine)

      Coviracil, a purified form of FTC, belongs to the same general class of nucleosides as 3TC. In the United States, the FDA has approved 3TC for the treatment of HBV and for use in combination with AZT for the treatment of HIV. Regulatory authorities have approved 3TC for the treatment of HBV in several other countries and for use in combination with other nucleoside analogues for the treatment of HIV in a number of other countries. Glaxo currently sells 3TC for the treatment of HIV and HBV under a license agreement with BioChem Pharma Inc. ("BioChem Pharma"). We obtained rights to Coviracil under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to compositions of matter and methods to treat HIV and HBV with Coviracil. In 1991, Yale University ("Yale") filed in the United

States patent applications on FTC, including Coviracil and its use to treat HBV, and subsequently licensed its rights under those patent applications to Emory. Our license arrangement with Emory includes all rights to Coviracil and its uses claimed in the Yale patent applications.

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV with Coviracil. In September 1998, Emory received United States and European patents containing composition of matter claims that cover Coviracil. BioChem Pharma filed a patent application in the United States in 1989 and received a patent in 1991 covering a group of 1, 3-oxathiolane nucleosides, but which did not include Coviracil. BioChem Pharma filed foreign patent applications in 1990, which expanded upon its 1989 United States patent application to include FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to FTC that cover Coviracil and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to Coviracil. BioChem Pharma has received two patents in the United States based on this patent application, one directed to Coviracil and the other directed to a method for treating viral diseases with Coviracil. The PTO has declared an interference between the latter BioChem Pharma patent and a patent application filed by Emory. Emory may not prevail in the interference proceeding, and the interference proceeding may also delay the decision of the PTO regarding Emory's patent application. BioChem Pharma also filed patent applications in many foreign countries based upon its 1991 United States patent application and has received patents in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

      In the United States, the first to invent a technology is entitled to patent protection on that technology. For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a filing with the Securities and Exchange Commission (the "SEC"), BioChem Pharma stated that it conducts substantially all of its research activities outside the United States. BioChem Pharma also stated that it considers this to be a disadvantage in obtaining United States patents as compared to companies that mainly conduct research in the United States. We do not know whether Emory or BioChem Pharma was the first to invent the technology claimed in their respective United States patent applications or patents. We also do not know whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications.

      In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology. We believe that Emory filed patent applications disclosing Coviracil as a useful anti-HIV agent in many foreign countries before BioChem Pharma filed its foreign patent applications on that technology. However, BioChem Pharma has received patents in several foreign countries. In addition, BioChem Pharma has filed patent applications on Coviracil and its uses in certain countries in which Emory did not file patent applications. Emory has opposed or otherwise challenged patent claims on Coviracil granted to BioChem Pharma in Australia, Japan and Norway. Emory may not initiate opposition proceedings in any other countries or be successful in any foreign proceeding attempting to prevent the issuance of, revoke or limit the scope of patents issued to BioChem Pharma. BioChem Pharma has opposed patent claims on Coviracil granted to Emory in Japan and Australia. BioChem Pharma may make additional challenges to Emory patents or patent applications, which Emory may not succeed in defending. Our sales of Coviracil for the treatment of HIV may be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method. If it is determined that the sale of Coviracil for the treatment of HIV infringes a BioChem Pharma patent, we would not have the right to make, use or sell Coviracil for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. We may be unable to obtain such a license from BioChem Pharma on acceptable terms or at all.

      HBV. Burroughs Wellcome filed patent applications in March 1991 and May 1991 in Great Britain on a method to treat HBV with FTC and purified forms of FTC, that include Coviracil. Burroughs Wellcome filed similar patent applications in other countries, which we believe includes the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those patent applications were filed in foreign countries prior to the date Emory filed its patent application on the use of Coviracil to treat HBV. Burroughs Wellcome's foreign patent applications, therefore, have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. In May 1999, Emory and Glaxo settled the litigation, and we became the exclusive licensee of the Unites States and all foreign patent applications and patents filed by Burroughs Wellcome on the use of Coviracil to treat HBV, subject to United States antitrust clearance. Pursuant to the license and settlement agreements, Emory and we were also given access to development and clinical data and drug substance held by Glaxo relating to Coviracil.

      BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat HBV with FTC. BioChem Pharma filed similar patent applications in other countries. In January 1996, BioChem Pharma received a patent in the United States, which included a claim to treat HBV with Coviracil. The PTO has declared an interference between the BioChem Pharma patent and a patent application filed by Yale. Yale licensed all of its rights relating to FTC, including Coviracil, and its uses claimed in this patent application to Emory, which subsequently licensed these rights to us. Yale may not prevail in the interference proceeding, and the proceeding may delay the decision of the PTO regarding Yale's patent application. In addition, the PTO may declare interference proceedings with respect to other patent applications filed by Emory, Burroughs Wellcome's patent application and BioChem Pharma's issued United States patent. Emory may not pursue or succeed in any such proceedings. We will not be able to sell Coviracil for the treatment of HBV in the United States unless a United States court or administrative body determines that the BioChem Pharma patent is invalid or unless we obtain a license from BioChem Pharma. We may be unable to obtain such a license on acceptable terms or at all In July 1991, BioChem Pharma received a United States patent on the use of 3TC to treat HBV and has corresponding patent applications pending or issued in foreign countries. If it is determined that the use of Coviracil to treat HBV is not substantially different from the use of 3TC to treat HBV, a court could hold that the use of Coviracil to treat HBV infringes these BioChem Pharma 3TC patents.

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

DAPD

      We obtained our rights to DAPD under a license from Emory and the University of Georgia Research Foundation, Inc. ("UGARF"). Our rights to DAPD include five issued United States patents that cover composition of matter, a method for the synthesis of DAPD, and methods for the use of DAPD alone or in combination with certain other anti-HBV agents for the treatment of HBV. We also have rights to several foreign patents that cover methods for the use of DAPD alone or in combination with certain other anti-HBV agents for the treatment of HBV. Additional United States and foreign patent applications are pending which contain claims for the use of DAPD to treat HIV. Emory and UGARF filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD. In an opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering DAPD is valid. Emory has informed Triangle that it intends to appeal this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle do not pursue the appeal, we would not be able to sell DAPD in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have also been opposed by BioChem Pharma. We cannot assure you that a court or administrative body would invalidate BioChem Pharma's patent claims. Further, a sale of DAPD by us may infringe BioChem Pharma's patents. If Emory, UGARF and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents or pending patent applications (or patents that may issue from such applications), we will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

      With respect to any of our drug candidates, litigation, opposition and interference proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO has already declared two interferences in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, UGARF, The Regents of the University of California, The DuPont Pharmaceuticals Company, and Mitsubishi Chemical Corporation provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, interference, opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and UGARF, the licensors of L-FMAU to Bukwang Pharm. Ind. Co., Ltd., are primarily responsible for patent prosecution activities with respect to L-FMAU at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or interference proceeding could adversely affect our business pending resolution of the disputed matters.

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

Uncertainty of Year 2000 Compliance

      The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that use a two digit rather than a four digit recognition system to define an applicable year. We have initiated a program and task force to assess the Year 2000 compliance of our systems and the systems of our key business vendors. We have inventoried and assessed our significant internal information and operation systems, and we have replaced or modified those portions of our software, hardware and other equipment which we have determined are non-compliant. We have completed the required changes to our critical internal systems and anticipate the testing and verification of these modified systems to be completed by June 30, 1999. We plan to complete the testing and verification of all other significant internal systems by September 30, 1999. Accordingly, we expect that the Year 2000 issue will not pose significant operational problems for our internal systems and equipment. If, however, we are unable to fix any technologies utilizing a two digit recognition system, we could experience system failures or miscalculations causing disruption of operations, including the temporary inability to process transactions or conduct normal business activities in the new millennium.

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

Concentration of Stock Ownership; Control by Management and Existing
Stockholders

      As of March 31, 1999, our directors, executive officers and their respective affiliates owned approximately 28% of our outstanding Common Stock. As a result, these stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

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

      If our stockholders sell a substantial number of shares of our Common Stock in the public market, the market price of our Common Stock could be reduced. As of March 31, 1999, there were 28,927,819 shares of Common Stock outstanding, of which a majority were immediately eligible for resale in the public market without restriction. Holders of approximately 12,300,000 of these shares (excluding shares issuable upon the conversion of outstanding shares of Series A Preferred Stock) have rights to cause us to register these shares for sale to the public. We have filed registration statements to register the sale of approximately 7,100,000 of these shares. Any such sales may make it more difficult for us to raise needed capital through an offering of our equity or convertible debt securities and may reduce the market price of our Common Stock.

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

Antitakeover Provisions

      We have adopted a number of provisions that could have antitakeover effects. On January 29, 1999, our Board adopted a preferred stock purchase rights plan, commonly referred to as a "poison pill." The rights plan is intended to deter an attempt to acquire the Company in a manner or on terms not approved by the Board. Thus, the rights plan will not prevent an acquisition of the Company which is approved by the Board. Our charter authorizes our Board to issue shares of undesignated preferred stock without stockholder approval on terms as the Board may determine. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of Triangle. Our bylaws divide the Board into three classes of directors with each class serving a three year term. These and other provisions of our charter and our bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Triangle, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our Common Stock.

No Dividends

      We have never declared or paid any cash dividends on our Common Stock, and we currently do not intend to pay any cash dividends on our Common Stock in the foreseeable future. We intend to retain our earnings, if any, for the operation of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Triangle is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At March 31, 1999, Triangle had approximately $1.2 million of forward foreign currency contracts to hedge anticipated foreign currency obligations and was also subject to interest rate risk associated with its investment portfolio. All derivative financial instruments are purchased in accordance with established policies and procedures and require the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

      Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds with an average maturity of less than one year. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10% from levels at March 31, 1999, the fair value of the portfolio is expected to decline by an immaterial aggregate amount primarily due to the short maturity of the portfolio. At March 31, 1999, our portfolio consisted of approximately $38.1 million of investments maturing within one year and approximately $18.5 million of investments maturing after one year but within 18 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect our consolidated operating results or cash flows to be affected by a significant amount due to a sudden change in interest rates.

Foreign Currency Exchange Risk

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency hedging program. The goal of our hedging program is to economically guarantee, or lock into, exchange rates on firm foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At March 31, 1999, Triangle had purchased approximately $1.2 million of foreign currency contracts, in currencies participating in the European Monetary Union maturing throughout 1999, to hedge anticipated foreign currency commitments. The hypothetical loss associated with a 10% devaluation of these foreign currencies would not materially affect our consolidated operating results, financial position or cash flows.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            11.1  Computation of Net Loss Per Common Share
            27.1  Financial Data Schedule

      b.    Reports on Form 8-K

            On February 10, 1999, the Company filed a Current Report on Form 8-K dated January 29, 1999 announcing its adoption of a Stockholder Rights Plan. Accordingly, preferred stock purchase rights were distributed as a dividend to Common Stock and Series A Preferred Stockholders of record as of February 16, 1999. The Stockholder Rights Plan is designed to deter a party from gaining control of the Company without offering a fair price to all stockholders and to encourage a party to negotiate with the Board prior to attempting to acquire the Company.

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRIANGLE PHARMACEUTICALS, INC.

Date: May 12, 1999                     By: /s/ David W. Barry
                                           ----------------------------------
                                           David W. Barry
                                           Chairman and Chief Executive Officer


                                       TRIANGLE PHARMACEUTICALS, INC.

Date: May 12, 1999                     By: /s/ James A. Klein, Jr.
                                           ----------------------------------
                                           James A. Klein, Jr.
                                           Chief Financial Officer and Treasurer