Form 10-Q
period 1999-06-30
TRIANGLE PHARMACEUTICALS INC
filed 1999-08-13
CIK 1022622

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to         .
                                              --------    --------

                        Commission File Number: 000-21589

                         TRIANGLE PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                        56-1930728
  (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                      Identification No.)


          4 University Place
          4611 University Drive
          Durham, North Carolina                               27707
(Address of principal executive offices)                     (zip code)

       Registrant's telephone number, including area code: (919) 493-5980


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of August 5, 1999, there were 37,523,268 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         TRIANGLE PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


Part I. Financial Information

                                                                                         PAGE NO.
                                                                                         --------
        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets -
                   June 30, 1999 (unaudited) and December 31, 1998.......................... 3

                 Condensed Consolidated Statements of Operations (unaudited) -
                   Three and Six Months Ended June 30, 1999 and June 30, 1998
                   and Period From Inception (July 12, 1995) Through June 30, 1999.......... 4

                 Condensed Consolidated Statements of Cash Flows (unaudited) -
                   Six Months Ended June 30, 1999 and June 30, 1998 and
                   Period From Inception (July 12, 1995) Through June 30, 1999.............. 5

                 Condensed Consolidated Statements of Stockholders' Equity -
                   Period From Inception (July 12, 1995) Through December 31,
                   1995, 1996, 1997 and 1998 and
                   the Six Months Ended June 30, 1999 (unaudited)........................... 6

                 Notes to Condensed Consolidated Financial Statements (unaudited)..........7-8

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................9-25

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk................ 26

Part II. Other Information

        Item 2.  Changes in Securities and Use of Proceeds................................. 27

        Item 4.  Submission of Matters to a Vote of Security Holders....................... 28

        Item 5.  Other Information......................................................... 29

        Item 6.  Exhibits and Reports on Form 8-K.......................................... 30

        Signatures......................................................................... 31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 JUNE 30,              DECEMBER 31,
ASSETS                                                                             1999                    1998
                                                                             ------------------     ------------------
                                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents..........................................      $        17,987        $        77,653
    Restricted deposits................................................                   52                     49
    Investments........................................................               48,618                 22,933
    Interest receivable................................................                  920                    612
    Prepaid expenses...................................................                1,215                    769
                                                                             ------------------     ------------------
       Total current assets............................................               68,792                102,016
                                                                             ------------------     ------------------
Property, plant and equipment, net.....................................                4,419                  4,164
Investments............................................................                7,480                 18,106
Restricted deposits....................................................                   --                     27
                                                                             ------------------     ------------------

       Total assets....................................................      $        80,691        $       124,313
                                                                             ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...................................................      $        10,249        $        11,778
    Capital lease obligation-current...................................                  131                    126
    Long-term debt-current.............................................                   64                    158
    Accrued expenses...................................................               17,614                 10,147
                                                                             ------------------     ------------------
       Total current liabilities.......................................               28,058                 22,209
                                                                             ------------------     ------------------
Capital lease obligation-noncurrent....................................                   81                    153
                                                                             ------------------     ------------------
       Total liabilities...............................................               28,139                 22,362
                                                                             ------------------     ------------------
Commitments and contingencies (See notes 4 and 5)......................                   --                     --
Stockholders' equity:
    Convertible Preferred Stock, $0.001 par value; 5,000 shares authorized; 0 and 170 shares, issued and outstanding,
       respectively....................................................                  --                     --
    Common Stock, $0.001 par value; 75,000 shares authorized;
       30,741 and 28,871 shares, issued and outstanding, respectively..                   31                     29
    Warrants...........................................................                   --                    114
    Additional paid-in capital.........................................              220,397                218,683
    Accumulated deficit during development stage.......................             (167,683)              (116,823)
    Accumulated other comprehensive (loss) income......................                 (150)                    18
    Deferred compensation..............................................                  (43)                   (70)
                                                                             ------------------     ------------------
       Total stockholders' equity......................................               52,552                101,951
                                                                             ------------------     ------------------

       Total liabilities and stockholders' equity......................      $        80,691        $       124,313
                                                                             ==================     ==================

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

                                                                                                                     PERIOD FROM
                                                                                                                      INCEPTION
                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,     (JULY 12, 1995)
                                           -----------------------------------  ---------------------------------      THROUGH
                                                1999               1998              1999               1998         JUNE 30, 1999
                                           -----------------  ----------------  ---------------  ----------------  ---------------
Operating expenses:
  License fees........................     $       9,245      $         167     $      9,445     $      6,167      $      19,822
  Development.........................            19,127             12,737           36,469           21,433            118,793
  Purchased research and development..             1,247                 --            1,247               --             12,508
  Selling, general and administrative.             3,890              2,591            6,249            5,037             27,656
                                           -----------------  ----------------  ---------------  ----------------  ---------------
Loss from operations..................           (33,509)           (15,495)         (53,410)         (32,637)          (178,779)
Interest income, net..................             1,080              1,239            2,550            1,973             11,096
                                           -----------------  ----------------  ---------------  ----------------  ---------------
Net loss..............................     $     (32,429)     $     (14,256)    $    (50,860)    $    (30,664)     $    (167,683)
                                           =================  ================  ===============  ================  ===============

Basic and diluted net loss per common
  share...............................     $       (1.08)     $       (0.61)    $      (1.73)    $      (1.41)
                                           =================  ================  ===============  ================
Shares used in computing net loss per
  common share........................            29,930             23,425            29,422           21,725
                                           =================  ================  ===============  ================

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

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                           PERIOD FROM
                                                                                                            INCEPTION
                                                                  SIX MONTHS ENDED JUNE 30,              (JULY 12, 1995)
                                                         -------------------------------------------          THROUGH
                                                                 1999                  1998               JUNE 30, 1999
                                                         ---------------------  --------------------  ---------------------
Cash flows from operating activities:
Net loss............................................     $        (50,860)      $         (30,664)    $        (167,683)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization....................                  578                     385                 1,882
   Purchased research and development...............                1,247                      --                12,508
   Stock-based compensation: license fees...........                   --                      --                   636
   Stock-based compensation: development............                   22                      22                   456
   Stock-based compensation: general and
      administrative................................                  119                      18                   387
   Change in assets and liabilities:
      Receivables...................................                 (308)                    (33)                 (920)
      Prepaid expenses..............................                 (446)                     44                (1,215)
      Accounts payable..............................               (1,529)                    651                10,249
      Accrued expenses..............................                7,455                   3,602                17,482
                                                         ---------------------  --------------------  ---------------------
Net cash used by operating activities...............              (43,722)                (25,975)             (126,218)
                                                         ---------------------  --------------------  ---------------------
Cash flows from investing activities:
   Sale (purchase) of restricted deposits...........                   24                      21                   (52)
   Purchase of investments..........................              (35,473)                 (6,016)             (153,633)
   Proceeds from sale and maturity of investments...               20,246                  19,890                97,385
   Purchase of property, plant and equipment........                 (833)                 (1,287)               (6,125)
   Acquisition of Avid Corporation, net of cash
      acquired......................................                   --                      --                (3,053)
                                                         ---------------------  --------------------  ---------------------
Net cash (used) provided by investing activities....              (16,036)                 12,608               (65,478)
                                                         ---------------------  --------------------  ---------------------
Cash flows from financing activities:
   Sale of stock, net of related issuance costs.....                  164                  56,160               209,390
   Sale of options under salary investment option
      grant program.................................                   50                      49                   217
   Proceeds from stock options/warrants exercised...                   39                       1                    66
   Proceeds from notes payable......................                   --                      --                   374
   Equipment financing..............................                   --                      --                   354
   Principal payments on capital lease obligations
      and notes payable.............................                 (161)                   (244)                 (718)
                                                         ---------------------  --------------------  ---------------------
Net cash provided by financing activities...........                   92                  55,966               209,683
                                                         ---------------------  --------------------  ---------------------
Net (decrease) increase in cash and cash
   equivalents......................................              (59,666)                 42,599                17,987
Cash and cash equivalents at beginning of period....               77,653                  34,698                  --
                                                         ---------------------  --------------------  ---------------------
Cash and cash equivalents at end of period..........     $         17,987       $          77,297     $          17,987
                                                         =====================  ====================  =====================

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   CONVERTIBLE
                                 PREFERRED STOCK                      COMMON STOCK        ADDITIONAL
                                 ---------------                      ------------         PAID-IN     ACCUMULATED
                                SHARES     AMOUNT     WARRANTS     SHARES      AMOUNT      CAPITAL       DEFICIT
                               ---------- ----------  ----------  ----------  ----------  -----------  -------------
Initial sale of stock.......        933   $     1     $      --       1,175   $      1    $     710    $        --
Additional sale of stock....      4,249         4            --       1,495          2        3,137             --
Stock-based compensation....         --        --            --          --         --           12             --
Comprehensive loss:
   Net loss.................         --        --            --          --         --           --           (967)
                               ---------- ----------  ----------  ----------  ----------  -----------  -------------
Balance, December 31, 1995..      5,182         5            --       2,670          3        3,859           (967)

Sale of stock...............      3,756         4            --       4,943          5       59,506             --
Stock-based compensation....         --        --           152         700          1        1,127             --
Stock options exercised.....         --        --            --         317         --           57             --
Conversion of Preferred to
   Common Stock.............     (8,938)       (9)           --       8,938          9           --             --
Comprehensive loss:
   Net loss.................         --        --            --          --         --           --        (10,917)
                               ---------- ----------  ----------  ----------  ----------  -----------  -------------
Balance, December 31, 1996..         --        --           152      17,568         18       64,549        (11,884)

Sale of stock...............         --        --            --       2,014          2       29,521             --
Acquisition of Avid Corp....         --        --            --         400         --        8,117             --
Sale of stock options.......         --        --            --          --         --           70             --
Stock-based compensation....         --        --           (38)         --         --           --             --
Stock options exercised.....         --        --            --          13         --            3             --
Comprehensive loss:
   Net loss.................         --        --            --          --         --           --        (37,668)
                               ---------- ----------  ----------  ----------  ----------  -----------  -------------
Balance, December 31, 1997..         --        --           114      19,995         20      102,260        (49,552)
Sale of stock...............        170        --            --       8,868          9      116,325             --
Sale of stock options.......         --        --            --          --         --           97             --
Stock-based compensation....         --        --            --          --         --           --             --
Stock options exercised.....         --        --            --           8         --            1             --
Comprehensive loss:
   Change in unrealized
   gains/(losses)
     on investments.........         --        --            --          --         --           --             --
   Net loss.................         --        --            --          --         --           --        (67,271)
                               ---------- ----------  ----------  ----------  ----------  -----------  -------------
Balance, December 31, 1998..        170        --           114      28,871         29      218,683       (116,823)
  (UNAUDITED)
Sale of stock...............         --        --            --          19         --          164             --
Sale of stock options.......         --        --            --          --         --           50             --
Stock-based compensation....         --        --            --           6         --          101             --
Stock options/warrants
   exercised................         --        --          (114)         45         --          154             --
Conversion of Preferred to
   Common Stock.............       (170)       --            --       1,700          2           (2)            --
Additional purchase
   consideration
   Avid Corp................         --        --            --         100         --        1,247             --
Comprehensive loss:
   Reclassification
   adjustment for
      gains/(losses) in net
      loss..................         --        --            --          --         --           --             --
   Change in unrealized
      gains/(losses) on
      investments...........         --        --            --          --         --           --             --
   Net loss.................         --        --            --          --         --           --        (50,860)
                               ---------- ----------  ----------  ----------  ----------  -----------  -------------
Balance, June 30, 1999......         --   $    --     $      --      30,741   $     31    $ 220,397    $  (167,683)
                               ========== ==========  ==========  ==========  ==========  ===========  =============



                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              ACCUMULATED
                             COMPREHENSIVE       OTHER
                                (LOSS)       COMPREHENSIVE       DEFERRED
                                INCOME       INCOME /(LOSS)    COMPENSATION      TOTAL
                             -------------- ----------------- --------------- -------------
Initial sale of stock.......   $       --     $        --       $       --    $      712
Additional sale of stock....           --              --               --         3,143
Stock-based compensation....           --              --              (12)           --
Comprehensive loss:
   Net loss.................          (967)            --               --          (967)
                             -------------- ----------------- --------------- -------------
Balance, December 31, 1995..          (967)            --              (12)        2,888
Sale of stock...............           --              --               --        59,515
Stock-based compensation....           --              --             (141)        1,139
Stock options exercised.....           --              --              (26)           31
Conversion of Preferred to
   Common Stock.............           --              --               --            --
Comprehensive loss:
   Net loss.................       (10,917)            --               --       (10,917)
                             -------------- ----------------- --------------- -------------
Balance, December 31, 1996..       (10,917)            --             (179)       52,656
Sale of stock...............           --              --               --        29,523
Acquisition of Avid Corp....           --              --               --         8,117
Sale of stock options.......           --              --               --            70
Stock-based compensation....           --              --               48            10
Stock options exercised.....           --              --                6             9
Comprehensive loss:
   Net loss.................       (37,668)            --               --       (37,668)
                             -------------- ----------------- --------------- -------------
Balance, December 31, 1997..       (37,668)            --             (125)       52,717
Sale of stock...............           --              --               --       116,334
Sale of stock options.......           --              --               --            97
Stock-based compensation....           --              --               48            48
Stock options exercised.....           --              --                7             8
Comprehensive loss:
   Change in unrealized
   gains/(losses)
      on investments........           18              18               --            18
   Net loss.................      (67,271)             --               --       (67,271)
                             -------------- ----------------- --------------- -------------
Balance, December 31, 1998..      (67,253)             18              (70)      101,951
  (UNAUDITED)
Sale of stock...............           --              --               --           164
Sale of stock options.......           --              --               --            50
Stock-based compensation....           --              --               24           125
Stock options/warrants
   exercised................           --              --                3            43
Conversion of Preferred to
   Common Stock.............           --              --               --            --
Additional purchase
   consideration
      Avid Corp.............           --              --               --         1,247
Comprehensive loss:
   Reclassification
      adjustment for
      gains/(losses) in net
      loss..................          (13)            (13)              --           (13)
Change in unrealized
   gains/(losses) on
      investments...........         (155)           (155)              --          (155)
   Net loss.................      (50,860)             --               --       (50,860)
                             -------------- ----------------- --------------- -------------
Balance, June 30, 1999......   $  (51,028)    $      (150)    $        (43)     $ 52,552
                             ============== ================= =============== =============

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

3.       NET LOSS PER COMMON SHARE

       Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three month and six month periods ended June 30, 1999 and 1998, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4.       LICENSING AGREEMENTS

         The Company's existing license agreements require future payments of up to $74,250 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,000 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation ("Avid"). Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Substantially all of the agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $25 (if only a single drug candidate is approved for one indication) to $46,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.       CONTINGENCIES

         On April 1, 1999, the Company issued 100 shares of Common Stock to the former Avid stockholders for extending the date for payment of certain contingent consideration under the merger agreement with Avid. The 100 shares issued were a component of 2,100 contingent shares which the Company may be obligated to issue depending on the achievement of certain DMP-450 development milestones. The issuance of these shares was recorded as additional purchase price and has been expensed as purchased research and development based on the fair market value of the Common Stock at the date on which such extension was granted.

         On May 14, 1999, the stockholders of the Company approved the December 24, 1998 issuance of 170 shares of Series A Preferred Stock by the Company, thereby triggering the conversion of these preferred shares into shares of Common Stock. The conversion feature provided that each share of Preferred Stock be converted into ten shares of Common Stock.

6.       ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS 133 when required; however, SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

7.       SUBSEQUENT EVENT

         On August 3, 1999, the Company closed its worldwide strategic alliance (the "Abbott Alliance") with Abbott Laboratories ("Abbott") covering six antiviral compounds for the prevention and treatment of HIV and hepatitis B virus. In the United States, Triangle and Abbott will collaborate with respect to the development, registration, manufacture, distribution and sales and marketing of four Triangle compounds as well as co-promoting two Abbott HIV compounds; one of these Abbott compounds, Norvir-TM- (ritonavir), received United States Food and Drug Administration ("FDA") approval in 1996 for the treatment and prevention of HIV. Outside the United States, Abbott has exclusive sales and marketing rights to promote the four Triangle compounds and Abbott's two HIV compounds. Under the terms of the Abbott Alliance, Abbott purchased approximately 6,570 shares of Triangle Common Stock at $18.00 per share. The net proceeds of this issuance, after deducting issuance costs, are approximately $115,900. Additionally, the Abbott Alliance provides for non-contingent research funding of $31,700 to be received by January 15, 2000, up to $185,000 of contingent milestone payments and the sharing of future commercialization costs and overall profits and losses from the four Triangle compounds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

         Triangle is engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing its drug candidates. The Company has not received any revenues from the sale of products and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of June 30, 1999, the Company's accumulated deficit was approximately $167.7 million.

         The Company requires substantial capital expenditures relating to the development and potential commercialization of its drug candidates, including expenditures for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to the Company's licensors. The Company has been unprofitable since its inception and expects to incur substantial and increasing losses for at least the next several years, due substantially to the expansion of its drug development programs and the addition of infrastructure necessary to commercialize its drug candidates. The Company will require substantial capital expenditures relating to activities many of which may need to occur prior to, and in anticipation of, the potential regulatory approval of its drug candidates, including expenditures associated with the establishment of a sales and marketing organization, the manufacture of drug substance, and other administrative expenditures necessary to support the Company. Many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. The Company expects that losses will fluctuate from period to period and that such fluctuations may be substantial. See "--Risks and Uncertainties--We have incurred losses since inception and may never reach profitability."

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its drug candidates, secure all necessary proprietary rights, respond to competitive developments, continue to attract, retain and motivate qualified personnel and it may need to obtain additional financing to fund future capital requirements. There can be no assurance that the Company will be successful in addressing these risks. See "--Risks and Uncertainties--All of our products are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business and We have incurred losses since inception and may never reach profitability."

         The operating expenses of the Company will depend on several factors, including the level of development expenses and the potential commercialization of its drug candidates. Development expenses will depend on the progress and results of the Company's drug development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. The level of expenses relating to the establishment of a sales and marketing organization, the manufacture of drug substance, and other administrative expenditures will depend on the success of the development of the Company's drug candidates; however, many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. As a result of these factors, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the Company's Common Stock could be materially adversely affected. See "--Risks and Uncertainties--The market price of our stock may be adversely affected by market volatility."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

INTEREST INCOME, NET

         The Company had net interest income of $1.1 million for the three months ended June 30, 1999, compared to $1.2 million for the same period in 1998. The decrease in net interest income is due primarily to slightly lower average cash and investment balances and a decline in low-risk, short-term interest rates in 1999. See "--Liquidity and Capital Resources."

LICENSE FEES

         License fees totaled $9.2 million for the three months ended June 30, 1999, compared to $167,000 for the same period in 1998. License fees in 1999 relate to the expense of license preservation fees, the recognition of milestone obligations required under the Company's license agreements and license initiation payments, including $4.0 million in payments arising from the license and settlement agreements relating to Coviracil-TM- (emtricitabine) described below, and a $5.0 million development milestone accrued, but not yet payable, for one of the Company's compounds, L-FMAU. The increase in license fees relates primarily to the recognition of milestone obligations as the Company continues to achieve development and other milestones and the license initiation payments relating to Coviracil.

         In May 1999, Emory University ("Emory") and Glaxo Wellcome plc ("Glaxo") settled their litigation pending in the United States District Court relating to Coviracil, and Triangle became the exclusive licensee of the United States and all foreign patent applications and patents filed by Burroughs Wellcome Co. ("Burroughs Wellcome") on the use of Coviracil to treat hepatitis B. Pursuant to the license and settlement agreements, Emory and Triangle were also given access to development and clinical data and drug substance held by Glaxo relating to Coviracil.

DEVELOPMENT EXPENSES

         Development expenses totaled $19.1 million for the three months ended June 30, 1999, compared to $12.7 million for the same period in 1998. The substantial increase in 1999 development expenses, as compared to the same period in 1998, is the result of the Company's continued and more extensive drug development activities on compounds under active development as these compounds move into later stages of clinical development, including the addition of development personnel necessary to perform these activities. The Company expects its development expenses to continue to increase in the future due to the continued expansion of drug development activities.

PURCHASED RESEARCH AND DEVELOPMENT

         Purchased research and development expenses totaled $1.2 million for the three months ended June 30, 1999, as compared to none for the three months ended June 30, 1998. On April 1, 1999, the Company issued 100,000 shares of Common Stock as consideration to the former Avid shareholders for extending the payment date of certain contingent consideration from February 28, 1999 to February 28, 2000. The shares issued were a component of the 2.1 million contingent shares associated with the Avid acquisition. Additional purchase price and related purchased research and development expense was recorded based upon the fair market value of the Company's Common Stock at the date on which the extension was granted as this compound is still at an early stage of clinical development and has no alternative future use.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses totaled $3.9 million for the three months ended June 30, 1999, compared to $2.6 million for the same period in 1998. The increase in 1999 SG&A, as compared to the same period in 1998, is predominantly attributable to the growth of the Company's operations to support expanded clinical and development activities as well as the continued development of its sales and marketing organization.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

INTEREST INCOME, NET

         The Company had net interest income of $2.6 million in the six months ended June 30, 1999 compared to $2.0 million for the same period in 1998. The increase in interest income is due primarily to an increase in the average investment balance for the six-month period, associated with financing activities in the fourth quarter of 1998, partially offset by a decline in low-risk, short-term interest rates. See "--Liquidity and Capital Resources."

LICENSE FEES

         License fees totaled $9.4 million for the six months ended June 30, 1999, as compared to $6.2 million for the same period in 1998. License fees in 1999 relate to the expense of license preservation fees, the recognition of milestone obligations required under the Company's license agreements and license initiation payments, whereas in 1998, fees were predominantly associated with a license initiation payment for L-FMAU. The increase in license fees relates primarily to the recognition of milestone obligations as the Company continues to achieve development and other milestones.

DEVELOPMENT EXPENSES

         Development expenses totaled $36.5 million for the six months ended June 30, 1999, as compared to $21.4 million for the same period in 1998. Development expenses for the six month period ended June 30, 1999 consisted primarily of expenses for development work relating to clinical trials, drug synthesis, compensation expense, preclinical testing and toxicology studies. Development expenses for the six months ended June 30, 1998 consisted primarily of expenses for development work relating to drug synthesis, clinical trials, compensation expense, toxicology studies, patent related activities and preclinical testing. The substantial increase in 1999 development expenses, as compared to the same period in 1998, is the result of the Company's continued and more extensive drug development activities on its compounds as they move into the later stages of clinical development, including the addition of development personnel necessary to perform those activities. The Company expects its development expenses to continue to increase in the future due to continued expansion of drug development activities, including preclinical testing, clinical trials, toxicology studies, the manufacture of drug substance for preclinical tests and clinical trials as well as the continued pursuit of proprietary rights to its drug candidates. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses totaled $6.2 million for the six months ended June 30, 1999 compared to $5.0 million for the same period in 1998. SG&A expenses for the six months ended June 30, 1999 consisted primarily of compensation expenses, amounts paid for outside professional services and rent expense. SG&A expenses for the six months ended June 30, 1998 consisted primarily of compensation expenses, rent expense and amounts paid for outside professional services. The increase in 1999 SG&A, as compared to the same period in 1998, is primarily due to increases in compensation and general operating expenses associated with increased development activities, the continued development of the Company's sales and marketing organization and overall corporate growth. This growth includes but is not limited to the addition of another leased facility and increased administrative personnel necessary to support operations. The Company expects that its SG&A expenses will continue to increase in future periods, especially as the Company continues to expand development activities and continues development of its sales and marketing organization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception (July 12, 1995) through June 30, 1999 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $111.9 million (net of offering costs), and the Company's initial and secondary public offerings, which provided aggregate net proceeds to the Company totaling approximately $96.8 million (net of offering costs). In addition, the Company has received approximately $2.0 million as reimbursement of certain development expenses under a license agreement for one of its drug candidates.

         At June 30, 1999 the Company had net working capital of approximately $40.7 million, a decrease of approximately $39.1 million over working capital at December 31, 1998. The decrease is principally the result of payment of development costs for the Company's drug candidates. At June
30, 1999, the Company's principal source of liquidity was $18.0 million in cash and cash equivalents and $56.1 million in investments which are "available for sale," reflecting an approximate $44.6 million decrease of cash, cash equivalent and investment balances over those at December 31, 1998.

         The closing of the Abbott Alliance on August 3, 1999 will enhance the Company's liquidity by providing approximately $115.9 million in net proceeds (net of estimated offering costs) from the sale of approximately
6.57 million shares of Common Stock, with an additional $31.7 million in non-contingent research funding payments to be received by January 15, 2000 and potentially up to $185.0 million in contingent milestone payments.

         The Company expects that its capital requirements will increase in future periods as the Company funds its drug development programs, pays obligations under its license and/or option agreements, develops a sales and marketing organization, acquires drug substance from third party manufacturers, and incurs other administrative expenditures necessary to support the Company. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates (including costs of obtaining patent protection for the Company's drug candidates), the timing and terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of the drug candidates, administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party arrangements for manufacturing, including Abbott, and other factors.

         Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements require future payments of up to $74.3 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2.0 million of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2.0 million shares of Common Stock contingent upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $25,000 (if only a single drug candidate is approved for one indication) to $46.5 million (if all drug candidates are approved for all indications) under the Company's existing license agreements.

         The Company believes that its existing cash, cash equivalents, investments, proceeds from the sale of Common Stock to Abbott and non-contingent cash payments associated with the Abbott Alliance will be adequate to satisfy its anticipated capital requirements through June 2001. The Company expects that it may be required to raise additional funds through equity or debt financings or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "--Risks and Uncertainties--If we need additional funds and are unable to raise them, we would have to curtail or cease operations."

ABBOTT ALLIANCE

         On August 3, 1999, Triangle closed its worldwide alliance with Abbott. The Abbott Alliance gives Triangle access to Abbott's international and domestic infrastructure to market and distribute the products receiving regulatory approval, global manufacturing capabilities, United States co-promotion rights to two Abbott compounds and financial support to help fund the continued development of Triangle's portfolio of drug candidates. The terms of the Abbott Alliance provided for the sale of approximately 6.57 million shares of Triangle Common Stock at $18.00 per share, non-contingent research funding of $31.7 million to be received by January 15, 2000, up to $185.0 million of contingent milestone payments as well as the sharing of commercialization costs and overall profits and losses from the four Triangle compounds. The completion of the Abbott Alliance generated approximately $115.9 million of net proceeds, after deducting issuance costs, related to the sale of Triangle Common Stock, with another $31.7 million in research funding to be received by January 15, 2000. "See--Liquidity and Capital Resources."

LITIGATION AND OTHER CONTINGENCIES

         As discussed below in "Risks and Uncertainties," the Company is indirectly involved in several patent opposition and adversarial proceedings and one lawsuit filed in Australia regarding the patent rights related to two of its licensed drug candidates, including Coviracil. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment in these pending proceedings would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS," as no amounts have been capitalized related to these drug candidates. However, any development of these proceedings adverse to the Company's interests, including but not limited to any adverse development related to the patent rights licensed to the Company for these two drug candidates or the Company's rights or obligations related thereto, could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flows.

YEAR 2000 COMPLIANCE

         The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. The Company has completed an assessment of its internal informational systems which support business applications and has completed the modification or replacement of these portions of software, hardware and other equipment that it has determined are non-compliant. Testing and verification of all critical systems, by internal and/or external experts, has been completed with testing and verification of other significant existing internal systems expected to be complete by October 31, 1999. Additionally, the Company is currently in the process of confirming compliance regarding Year 2000 issues for the information systems of its key business vendors. This process entails communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. The Company is continuing its evaluation of key business vendors and is in the process of developing contingency plans for all key vendors, regardless of their state of preparedness. Key vendor evaluation and associated contingency plans are expected to be complete by October 31, 1999. In addition, the Company will periodically monitor each key vendor's Year 2000 campaign throughout 1999 to reevaluate each vendor's Year 2000 readiness. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations. See "--Risks and Uncertainties--If we fail to be Year 2000 compliant, it could disrupt our business activities."

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

         The Company has established a control environment, which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies include only the hedging of firm commitments and prohibit the holding of derivative instruments for trading purposes. Specific hedging strategies depend on several factors, including the magnitude of the exposure, offset through contract terms, cost and availability of the appropriate instruments, anticipated time horizon, and the variability of the underlying commitment. The Company monitors the effectiveness of its hedging structures on an ongoing basis. At June 30, 1999, Triangle had purchased foreign currency contracts (in currencies participating in the European Monetary Union) to hedge anticipated foreign currency commitments. The hypothetical loss associated with a 10% devaluation of these foreign currencies would not materially affect our consolidated operating results, financial position or cash flows.

RISK AND UNCERTAINTIES

         IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, THE FOLLOWING RISKS AND UNCERTAINTIES SHOULD BE CAREFULLY CONSIDERED IN EVALUATING TRIANGLE AND ITS BUSINESS.

         ALL OF OUR PRODUCTS ARE IN DEVELOPMENT AND MAY NEVER BE SUCCESSFULLY COMMERCIALIZED WHICH WOULD HAVE AN ADVERSE IMPACT ON YOUR INVESTMENT AND OUR BUSINESS.

         Many of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. None of our drug candidates has been approved by regulatory authorities. We do not expect any of our drug candidates to be commercially available before the year 2000. There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

         - our drug candidates will be ineffective, toxic or will not receive regulatory clearances,
         - our drug candidates will be too expensive to manufacture or market or will not achieve broad market acceptance,
         - third parties will hold proprietary rights that may preclude us from marketing our drug candidates, or
         -    third parties will market equivalent or superior products.

         The success of our business depends upon our ability to successfully develop and market our drug candidates.

         WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER ACHIEVE PROFITABILITY.

         We formed Triangle in July 1995 and we have only a limited operating history for you to review in evaluating our business. We have incurred losses since our inception. At June 30, 1999, our accumulated deficit was $167.7 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue to date and do not expect to do so before the year 2000. In addition, we expect annual losses to increase over the next several years as we expand our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

         IF WE NEED ADDITIONAL FUNDS AND ARE UNABLE TO RAISE THEM, WE WOULD HAVE TO CURTAIL OR CEASE OPERATIONS.

         Our drug development programs and potential commercialization of our drug candidates require substantial capital expenditures, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to our licensors. We expect our capital requirements to increase significantly. Our future capital needs will depend on many factors, including:

         -    the progress and magnitude of our drug development programs,
         - the scope and results of preclinical testing and clinical trials,
         -    the cost, timing and outcome of regulatory reviews,

         - the costs under license and option agreements for our drug candidates, including the costs of obtaining patent protection for our drug candidates,
         -    the costs of acquiring any additional drug candidates,
         -    the rate of technological advances,
         -    the commercial potential of our drug candidates,
         -    the magnitude of our administrative and legal expenses,
         -    the costs of establishing sales and marketing functions, and
         - the costs of establishing third party arrangements for manufacturing.

         We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. Although the Abbott Alliance provided us with significant additional funding, there can be no assurance that such funding will be sufficient to meet our future needs. Therefore, we may need additional future financings to fund our operations.
We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any additional financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements or to modify the Abbott Alliance on terms that are not favorable to us. These collaborative arrangements or modifications could result in the transfer to third parties of rights that we consider valuable. In addition, we often consider the acquisition of technologies and drug candidates that would increase our capital requirements.

         BECAUSE OUR PRODUCTS MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS REQUIRED FOR COMMERCIALIZATION, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

         To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. These side effects could also result in the U.S. Food and Drug Administration, FDA, or foreign regulatory authorities refusing to approve the drug candidate for any and all targeted indications. We, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

         Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

         -    the size of the patient population,
         -    the nature of the protocol,
         -    the proximity of patients to clinical sites, and
         -    the eligibility criteria for the clinical trial.

         Delays in patient enrollment can result in increased costs and longer development times. Even if we successfully complete clinical trials, we may not be able to file any required regulatory submissions in a timely manner and we may not receive regulatory approval for the drug candidate.

         IF WE OR OUR LICENSORS ARE NOT ABLE TO OBTAIN AND MAINTAIN ADEQUATE PATENT PROTECTION FOR OUR PRODUCTS, WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCTS OR TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS.

         Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our drug candidates and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. We have no patents in our own name and we have a small number of patent applications of our own pending. One of our patent applications is a joint application with co-inventors from another institution. We have, however, licensed or we have an option to license patents, patent applications and other proprietary rights from third parties for each of our drug candidates. If we breach our licenses, we may lose rights to important technology and drug candidates.

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

         Several pharmaceutical and biotechnology companies, universities and research institutions have filed patent applications or received patents that cover our technologies or technologies similar to ours. Others have filed patent applications and received patents that conflict with patents or patent applications we own or have in-licensed, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those owned by or licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our drug candidates. For example, United States patent applications are confidential while pending in the Patent and Trademark Office, PTO, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any such license on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our drug candidates, which would adversely affect our business.

         There are significant risks regarding the patent rights of two of our in-licensed drug candidates. We may not be able to commercialize Coviracil or DAPD, Triangle drug candidates currently in active development, due to patent rights held by third parties other than our licensors. Third parties have filed numerous patent applications and have received numerous issued patents in the United States and many foreign countries that relate to these drug candidates and their use alone or coactively to treat HIV and Hepatitis B. As a result, our patent position regarding the use of Coviracil and DAPD to treat HIV and/or hepatitis B is highly uncertain and involves numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize Coviracil and/or DAPD in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even if any of these questions is favorably resolved, we may still attempt to obtain licenses from one or more third parties to reduce or eliminate the risks relating to some or all of these matters. Such licenses may not be available on acceptable terms or at all. Our inability to commercialize either of these drug candidates could adversely affect our business.

COVIRACIL (EMTRICITABINE)

         Coviracil, a purified form of FTC, belongs to the same general class of nucleosides as lamivudine, also known as 3TC. In the United States, the FDA has approved 3TC for the treatment of hepatitis B and for use in combination with zidovudine, also known as AZT, for the treatment of HIV. Regulatory authorities have approved 3TC for the treatment of hepatitis B in several other countries and for use in combination with other nucleoside analogues for the treatment of HIV in a number of other countries. Glaxo Wellcome plc, Glaxo, currently sells 3TC for the treatment of HIV and hepatitis B under a license agreement with BioChem Pharma Inc., BioChem Pharma. We obtained rights to Coviracil under a license from Emory University, Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to compositions of matter and methods to treat HIV and hepatitis B with Coviracil. In 1991, Yale University, Yale, filed in the United States patent applications on FTC, including Coviracil and its use to treat hepatitis B, and subsequently licensed its rights under those patent applications to Emory. Our license arrangement with Emory includes all rights to Coviracil and its uses claimed in the Yale patent applications.

         HIV. Emory received a United States patent in 1993 covering a method to treat HIV with Coviracil. Emory has also received United States and European patents containing composition of matter claims that cover Coviracil. BioChem Pharma filed a patent application in the United States in 1989 and received a patent in 1991 covering a group of nucleosides in the same general class as Coviracil, but which did not include Coviracil. BioChem Pharma filed foreign patent applications in 1990, which expanded upon its 1989 United States patent application to include FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to FTC that may cover Coviracil and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to Coviracil. BioChem Pharma has received two patents in the United States based on this patent application, one directed to Coviracil and the other directed to a method for treating viral diseases with Coviracil. The PTO has determined that there is a conflict between the latter BioChem Pharma patent and a patent application filed by Emory because they have overlapping claims to the same technology. The PTO is conducting an adversarial proceeding to determine whether BioChem Pharma or Emory is entitled to the patent claims in dispute. Emory may not prevail in the adverarial proceeding, and the proceeding may also delay the decision of the PTO regarding Emory's patent application. BioChem Pharma also filed patent applications in many foreign countries based upon its 1991 United States patent application and has received patents in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

         In the United States, the first to invent a technology is entitled to patent protection on that technology. For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a filing with the SEC, BioChem Pharma stated that it conducts substantially all of its research activities outside the United States. BioChem Pharma also stated that it considers this to be a disadvantage in obtaining United States patents as compared to companies that mainly conduct research in the United States. We do not know whether Emory or BioChem Pharma was the first to invent the technology claimed in their respective United States patent applications or patents. We also do not know whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications.

         In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology. We believe that Emory filed patent applications disclosing Coviracil as a useful anti-HIV agent in many foreign countries before BioChem Pharma filed its foreign patent applications on that technology. However, BioChem Pharma has received patents in several foreign countries. In addition, BioChem Pharma has filed patent applications on Coviracil and its uses in certain countries in which Emory did not file patent applications. Emory has opposed or otherwise challenged patent claims on Coviracil granted to BioChem Pharma in Australia, Japan and Norway. Emory may not initiate patent opposition proceedings in any other countries or be successful in any foreign proceeding attempting to prevent the issuance of, revoke or limit the scope of patents issued to BioChem Pharma. BioChem Pharma has opposed patent claims on Coviracil granted to Emory in Europe, Japan and Australia. BioChem Pharma may make additional challenges to Emory patents or patent applications, which Emory may not succeed in defending. Our sales of Coviracil for the treatment of HIV may be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method. If it is determined that the sale of Coviracil for the treatment of HIV infringes a BioChem Pharma patent, we would not have the right to make, use or sell Coviracil for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. We may be unable to obtain such a license from BioChem Pharma on acceptable terms or at all.

         HEPATITIS B. Burroughs Wellcome Co., Burroughs Wellcome, filed patent applications in March 1991 and May 1991 in Great Britain on a method to treat hepatitis B with FTC and purified forms of FTC, that include Coviracil. Burroughs Wellcome filed similar patent applications in other countries, including the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those patent applications were filed in foreign countries prior to the date Emory filed its patent application on the use of Coviracil to treat hepatitis B. Burroughs Wellcome's foreign patent applications, therefore, have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. In May 1999, Emory and Glaxo settled the litigation, and we became the exclusive licensee of the Unites States and all foreign patent applications and patents filed by Burroughs Wellcome on the use of Coviracil to treat hepatitis B. Under the license and settlement agreements, Emory and we were also given access to development and clinical data and drug substance held by Glaxo relating to Coviracil.

         BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat hepatitis B with FTC. BioChem Pharma filed similar patent applications in other countries. In January 1996, BioChem Pharma received a patent in the United States, which included a claim to treat hepatitis B with Coviracil. The PTO has determined that there is a conflict between the BioChem Pharma patent and patent applications filed by Yale and Emory. The PTO is conducting an adversarial proceeding to determine which parties are entitled to the patent claims in dispute. Yale licensed all of its rights relating to FTC, including Coviracil, and its uses claimed in this patent application to Emory, which subsequently licensed these rights to us. Neither Emory nor Yale may prevail in the adversarial proceeding, and the proceeding may delay the decision of the PTO regarding Yale's and Emory's patent applications. In addition, the PTO may determine that it will conduct adversarial proceedings with respect to a patent application filed by Burroughs Wellcome. Emory may not pursue or succeed in any such proceedings. We will not be able to sell Coviracil for the treatment of hepatitis B in the United States unless a United States court or administrative body determines that the BioChem Pharma patent is invalid or unless we obtain a license from BioChem Pharma. We may be unable to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma received a United States patent on the use of 3TC to treat hepatitis B and has corresponding patent applications pending or issued in foreign countries. If it is determined that the use of Coviracil to treat hepatitis B is not substantially different from the use of 3TC to treat hepatitis B, a court could hold that the use of Coviracil to treat hepatitis B infringes these BioChem Pharma 3TC patents.

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

DAPD

         We obtained our rights to DAPD under a license from Emory and the University of Georgia Research Foundation, Inc., University of Georgia. Our rights to DAPD include a number of issued United States patents that cover composition of matter, a method for the synthesis of DAPD, methods for the use of DAPD alone or in combination with certain other agents for the treatment of hepatitis B, and a method to treat HIV with DAPD. We also have rights to several foreign patents and patent applications that cover methods for the use of DAPD alone or in combination with certain other anti-hepatitis B agents for the treatment of hepatitis B. Additional foreign patent applications are pending which contain claims for the use of DAPD to treat HIV. Emory and the University of Georgia filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD. In a patent opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering DAPD is valid. Emory has informed Triangle that it intends to appeal this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle do not pursue the appeal, we would not be able to sell DAPD in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have also been opposed by BioChem Pharma. We cannot assure you that a court or administrative body would invalidate BioChem Pharma's patent claims. Further, a sale of DAPD by us may infringe BioChem Pharma's patents. If Emory, the University of Georgia and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents, pending patent applications, or patents that may issue from such applications, we will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

         With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO is conducting two adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, the University of Georgia, The Regents of the University of California, The DuPont Pharmaceuticals Company, and Mitsubishi Chemical Corporation provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and the University of Georgia, the licensors of L-FMAU to Bukwang Pharm. Ind. Co., Ltd., are primarily responsible for patent prosecution activities with respect to L-FMAU at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

         We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed an application for, but have not obtained, a trademark registration for our corporate name, corporate logo, Coviracil-TM- and Coactinon-TM-. An opposition to the European Community trademark application for the mark Coviracil has been filed by Orsem and Les Laboratories Serveir based on registrations in certain countries for the mark Coversyl-Registered Trademark- for pharmaceuticals. We do not believe that the marks Coviracil and Coversyl are confusingly similar. However, if we do not prevail in the opposition, we may need to adopt a different product name for emtricitabine. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

         WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND MAY FAIL TO RECEIVE REGULATORY APPROVAL WHICH COULD PREVENT OR DELAY THE
COMMERCIALIZATION OF OUR PRODUCTS.

         The FDA and foreign regulatory authorities require rigorous preclinical testing, clinical trials and other approval procedures for human pharmaceutical products. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of pharmaceutical products. The requirements vary widely from country to country, and the time required to complete preclinical testing and clinical trials and to obtain regulatory approvals is uncertain. We expect the process of obtaining these approvals and complying with appropriate government regulations to be time consuming and expensive. If we replace a drug candidate in preclinical testing and/or clinical trials with a modified drug candidate, it may extend the development period. In addition, if the FDA or similar foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that three of our drug candidates, Coactinon, Coviracil for the treatment of HIV, and DAPD for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review. Further, any approval may require postmarketing studies or other conditions. Even after substantial time and expenditures, our drug candidates may not receive marketing approval on a timely basis or at all. If we are unable to demonstrate the safety and effectiveness of our drug candidates to the satisfaction of government authorities, our business will be adversely affected.

         Even if our drug candidates receive regulatory approval, we may still face difficulties in marketing and manufacturing those drug candidates. The approval of any of our drug candidates may limit the indicated uses of the drug candidate. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections. The discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in:

          -    fines,
          -    suspended regulatory approvals,
          -    refusal to approve pending applications,
          -    refusal to permit exports from the United States,
          -    product recalls,
          -    seizure of products,
          -    injunctions,
          -    operating restrictions, and
          -    criminal prosecutions.

         Governmental regulation may significantly delay the marketing of our drug candidates, prevent such marketing altogether, impose costly requirements on our activities or provide our competitors with an advantage in the market. Adverse clinical results by others could negatively impact the development and approval of our drug candidates. Some of our drug candidates are intended for use as coactive therapy with one or more other drugs, and adverse safety, effectiveness or regulatory developments in connection with such other drugs will also have an adverse effect on our business. A delay in obtaining or failure to obtain regulatory approvals for any of our drug candidates will have an adverse effect on our business. We cannot predict the adverse effects that future government regulations may have on our business.

         We are also subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our development work.

         INTENSE COMPETITION MAY RENDER OUR DRUG CANDIDATES NONCOMPETITIVE OR OBSOLETE.

         We are engaged in segments of the drug industry that are highly competitive and rapidly changing. Any of our current drug candidates that we successfully develop will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV and hepatitis B. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than any of our products. Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. Many of our competitors:

         - have significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products,
         - have extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and
         - have products that have been approved or are in late stage development and operate large, well-funded research and development programs.

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

         If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position.

         BECAUSE WE FACE RISKS RELATED TO OUR LICENSE AND OPTION AGREEMENTS, WE COULD LOSE OUR RIGHTS TO OUR DRUG CANDIDATES.

         We have in-licensed or obtained an option to in-license our drug candidates under agreements with our licensors. These agreements permit our licensors to terminate the agreements under certain circumstances, such as our failure to achieve certain development milestones or the occurrence of an uncured material breach by us. The termination of any of these agreements could result in the loss of our rights to a drug candidate. Upon termination of most of our license agreements, we are required to return the licensed technology to our licensors. In addition, most of these agreements provide that our licensors are primarily responsible for any patent prosecution activities, such as litigation, patent conflict, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse our licensors for the costs they incur in performing these activities. We believe that these costs as well as other costs under our license and option agreements will be substantial and may increase significantly during the next several years. Our inability or failure to pay any of these costs with respect to any drug candidate could result in the termination of the license or option agreement for the drug candidate.

         BECAUSE WE MAY BE UNABLE TO SUCCESSFULLY MANUFACTURE OUR DRUG CANDIDATES, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

         We do not have any internal manufacturing capacity and we rely on third party manufacturers for the manufacture of all of our clinical trial material. We plan to expand our existing relationships or to establish relationships with additional third party manufacturers for products that we successfully develop. The terms of the Abbott Alliance provide that Abbott will manufacture all or a portion of our product requirements for products that we successfully develop. We may be unable to maintain our relationship with Abbott or to establish or maintain relationships with other third party manufacturers on acceptable terms, and third party manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, third party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

         WE MAY BE UNABLE TO SUCCESSFULLY MARKET, SELL OR DISTRIBUTE OUR DRUG CANDIDATES.

         In the United States, we currently intend to market the drug candidates covered by the Abbott Alliance in collaboration with Abbott and to market other drug candidates that we successfully develop, that do not become part of the Abbott Alliance, through a direct sales force. Outside of the United States, we expect Abbott to market drug candidates covered by the Abbott Alliance and, for any other drug candidates that we successfully develop that do not become part of the Abbott Alliance, we intend to market and sell through arrangements or collaborations with third parties. In addition, we expect Abbott to handle the distribution and sale of drug candidates covered by the Abbott Alliance both inside and outside the United States. With respect to the United States, our ability to market the drug candidates that we successfully develop will be contingent upon recruitment, training and deployment of a sales and marketing force as well as the performance of Abbott under the Abbott Alliance. We may be unable to establish marketing or sales capabilities or to maintain arrangements or enter into new arrangements with third parties to perform those activities on favorable terms. In addition, any such third parties may have significant control or influence over important aspects of the commercialization of our drug candidates, including market identification, marketing methods, pricing, composition of sales force and promotional activities. We also may have limited control over the amount and timing of resources that a third party may devote to our drug candidates. Our business may never achieve profitability if we fail to establish or maintain a sales force and marketing, sales and distribution capabilities.

         BECAUSE WE DEPEND ON THIRD PARTIES FOR THE DEVELOPMENT AND ACQUISITION OF DRUG CANDIDATES, WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE ADDITIONAL DRUG CANDIDATES OR COMMERCIALIZE OR DEVELOP OUR CURRENT DRUG CANDIDATES.

         We have engaged and intend to continue to engage third party contract research organizations and other third parties to help us develop our drug candidates. Although we have designed the clinical trials for our drug candidates, the contract research organizations have conducted many of the clinical trials. As a result, many important aspects of our drug development programs have been and will continue to be outside of our direct control. In addition, the contract research organizations may not perform all of their obligations under arrangements with us. If the contract research organizations do not perform clinical trials in a satisfactory manner or breach their obligations to us, the development and commercialization of any drug candidate may be delayed or precluded. We do not intend to engage in drug discovery. Our strategy for obtaining additional drug candidates is to utilize the relationships of our management team and Scientific Advisory
Board to identify drug candidates for in-licensing from companies, universities, research institutions and other organizations. We may not succeed in acquiring additional drug candidates on acceptable terms or at all.

        BECAUSE WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND ADVISORS, WE MAY NOT SUCCESSFULLY DEVELOP OUR PRODUCTS OR ACHIEVE OUR OTHER BUSINESS OBJECTIVES.

         We are highly dependent on our senior management and scientific staff, including Dr. David Barry, our Chairman and Chief Executive Officer. We have entered into employment agreements with each officer of Triangle. Dr. Barry's employment agreement contains certain non-competition provisions. In addition, the employment agreements for each of the other officers provide for certain severance payments which are contingent upon the officer's refraining from competition with Triangle. The loss of the services of any member of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. In order to pursue our drug development programs and marketing plans, we will need to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business. In addition, we rely on members of our Scientific Advisory Board for assistance in formulating our drug development strategy. All of the members of the Scientific Advisory Board are employed by other employers and any such member may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us.

         HEALTH CARE REFORM MEASURES AND THIRD PARTY REIMBURSEMENT PRACTICES ARE UNCERTAIN AND MAY ADVERSELY IMPACT THE COMMERCIALIZATION OF OUR PRODUCTS.

         The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business, the announcement and/or adoption of such proposals or efforts could have an adverse effect on our profit margins and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Present coactive treatment regimens for the treatment of HIV are expensive; published reports indicate the cost per patient per year can exceed $13,000, and may increase as new combinations are developed. These costs have resulted in limitations in the reimbursement available from third party payors for the treatment of HIV infection, and we expect that reimbursement pressures will continue in the future. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis.

         IF OUR DRUG CANDIDATES DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

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

         IF WE FAIL TO BE YEAR 2000 COMPLIANT, IT COULD DISRUPT OUR BUSINESS ACTIVITIES.

         The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that use a two digit rather than a four digit recognition system to define an applicable year. We have initiated a program and task force to assess the Year 2000 compliance of our systems and the systems of our key business vendors. We have inventoried and assessed our significant internal information and operation systems, and we have replaced or modified those portions of our software, hardware and other equipment which we have determined are non-compliant. We have completed the required changes, testing and verification to our critical internal systems and plan to complete the testing and verification of other significant internal systems by October 31, 1999. Accordingly, we expect that the Year 2000 issue will not pose significant operational problems for our internal systems and equipment. If, however, we are unable to fix any technologies utilizing a two digit recognition system, we could experience system failures or miscalculations causing disruption of operations, including the temporary inability to process transactions or conduct normal business activities in the new millennium.

         We are also assessing our key business vendors' Year 2000 compliance. We have requested information from these vendors regarding their compliance efforts and written assurances of their Year 2000 compliance. We currently plan to complete our risk assessments, readiness evaluations and action and contingency plans related to these vendors by October 31, 1999. However, it is extremely difficult to assess the likelihood of these third parties' Year 2000 compliance or the impact their noncompliance may have on our operations. If we fail to implement successfully our Year 2000 compliance plan, our business could be adversely affected. In addition, significant delays or unanticipated Year 2000 issues with key business vendors could adversely affect the development of our drug candidates and our financial condition.

         The projected incremental expenditures associated with our Year 2000 compliance program are not expected to be material to our consolidated financial position, results of operations, and cash flow. We are expensing the Year 2000 compliant costs as incurred. The aggregate cost and dates on which we expect aspects of the Year 2000 project to be completed are based upon our best estimates and were derived utilizing assumptions of future events, continued availability of certain internal and external resources, and other factors.

         WE MAY NOT HAVE ADEQUATE INSURANCE PROTECTION AGAINST PRODUCT
LIABILITY.

         Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of drug products and we may face product liability claims in the future. We currently have only limited product liability insurance. We may be unable to maintain our existing insurance and/or obtain additional insurance in the future at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against us could require us to pay substantial amounts that would decrease our profitability.

         WE MAY INCUR SUBSTANTIAL COSTS RELATED TO OUR USE OF HAZARDOUS
MATERIALS.

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

         OUR CONTROLLING STOCKHOLDERS MAY MAKE DECISIONS WHICH YOU DO NOT CONSIDER TO BE IN YOUR BEST INTEREST.

         As of August 5, 1999, our directors, executive officers and their affiliates (excluding Abbott) owned approximately 23% of our outstanding common stock and Abbott owned approximately 17.5% of our outstanding common stock. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has certain rights to purchase shares directly from the Company in order to maintain its existing level of ownership, also known as antidilution protection. In addition, we have granted Abbott the right to appoint one or more representatives to our Board of Directors, Board, in proportion to its ownership of our common stock. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

         THE MARKET PRICE OF OUR STOCK MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY.

         The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

          -    announcements of the results of clinical trials,
          -    developments with respect to patents or proprietary rights,
          - announcements of technological innovations by us or our competitors,
          - announcements of new products or new contracts by us or our competitors,
          - actual or anticipated variations in our operating results due to the level of development expenses and other factors,
          - changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,
          -    conditions and trends in the pharmaceutical and other industries,
          -    new accounting standards,
          -    general market conditions and other factors, and
          -    the occurrence of any of the risks described in these "Risk
               Factors."

                  In addition, if our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of August 5, 1999, there were 37,523,268 shares of common stock outstanding, of which approximately 17,000,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 9,600,000 shares have rights to cause us to register them for sale to the public. We have filed registration statements to register the sale of approximately 7,000,000 of these shares. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance. Any such sales may make it more difficult for us to raise needed capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

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

         ANTITAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DELAY, DEFER OR PREVENT A TENDER OFFER OR TAKEOVER ATTEMPT THAT YOU CONSIDER TO BE IN YOUR BEST INTEREST.

         We have adopted a number of provisions that could have antitakeover effects. On January 29, 1999, our Board adopted a preferred stock purchase rights plan, commonly referred to as a "poison pill." The rights plan is intended to deter an attempt to acquire Triangle in a manner or on terms not approved by the Board. Thus, the rights plan will not prevent an acquisition of Triangle which is approved by the Board. Our charter authorizes our Board to issue shares of undesignated preferred stock without stockholder approval on terms as the Board may determine. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of Triangle. Our bylaws divide the Board into three classes of directors with each class serving a three year term. These and other provisions of our charter and our bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Triangle, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Triangle is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At June 30, 1999, Triangle had approximately $1.2 million of forward foreign currency contracts to hedge anticipated foreign currency obligations and was also subject to interest rate risk associated with its investment portfolio. All derivative financial instruments are purchased in accordance with established policies and procedures and require the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

INTEREST RATE SENSITIVITY

         Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds with an average maturity of less than one year. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10% from levels at June 30, 1999, the fair value of the portfolio is expected to decline by an immaterial aggregate amount primarily due to the short maturity of the portfolio. At June 30, 1999, our portfolio consisted of approximately $48.6 million of investments maturing within one year and approximately $7.5 million of investments maturing after one year but within 18 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect our consolidated operating results, financial position or cash flows to be affected by a significant amount due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

         The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency hedging program. The goal of our hedging program is to economically guarantee, or lock into, exchange rates on firm foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At June 30, 1999, Triangle had purchased approximately $1.2 million of foreign currency contracts, in currencies participating in the European Monetary Union maturing throughout 1999, to hedge anticipated foreign currency commitments. The hypothetical loss associated with a 10% devaluation of these foreign currencies would not materially affect our consolidated operating results, financial position or cash flows.

                         TRIANGLE PHARMACEUTICALS, INC.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         c.  Issuance of Unregistered Securities

         On April 1, 1999, the Company issued 100,000 shares of Common Stock to the former Avid stockholders for extending the date for payment of certain contingent consideration under the merger agreement with Avid. No additional consideration was received by the Company upon the issuance of such Common Stock. No underwriters were involved in the issuance of such Common Stock.

         On May 14, 1999, the Company issued 1,700,000 shares of Common Stock to the holders of shares of Series A Preferred Stock (the "Preferred Shares") in connection with the conversion of such Preferred Shares. Pursuant to the terms of the Series A Preferred Stock, each outstanding Preferred Share automatically converted into ten shares of Common Stock upon receipt of stockholder approval, at the Company's annual meeting of stockholders held on May 14, 1999, of the terms of the December 24, 1998 private placement of the Preferred Shares. The consideration received by the Company in the private placement of the Preferred Shares was $17,000,000 in cash, or a price of $100.00 per Preferred Share. Net proceeds to the Company from the sale of the Preferred Shares were approximately $15,800,000. Vector Securities International, Inc. acted as placement agent for the sale of the Preferred Shares. No additional consideration was received by the Company upon the conversion of the Preferred Shares into Common Stock. The Company has agreed to file a resale registration statement with the SEC relating to the sale of the Common Stock issued upon the conversion of the Preferred Shares.

         The above securities were offered and sold by the Company in reliance upon exemptions from registration under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act of 1933. The Company did not use any general advertisement or solicitation in connection with the offer or sale of the securities. Appropriate legends were affixed to the certificates for the securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 1999 Annual Meeting of Stockholders of Triangle Pharmaceuticals, Inc. (the "Meeting") was held on May 14, 1999. The holders of 21,974,166 of the 28,927,819 shares of the Company's Common Stock and none of the 170,000 shares of the Company's Series A Preferred Stock (representing 1,346,534 votes which could be cast) outstanding on the record date were present at the Meeting in person or by proxy.

         (b) At the Meeting, M. Nixon Ellis, Ph.D. and Anthony B. Evnin, Ph.D. were duly nominated and properly elected as Directors of the Company to serve until the 2002 annual meeting of stockholders or until their successors are elected and have qualified. The number of votes cast for and withheld with respect to each nominee for office are indicated below:

                                                                     AGAINST/
                                                       FOR           WITHHELD
                                                ---------------   -----------

                  M. Nixon Ellis, Ph.D.           21,970,115         4,051
                  Anthony B. Evnin, Ph.D.         21,970,115         4,051


                  The terms of office of David W. Barry, M.D., Standish M. Fleming, Dennis B. Gillings, Ph.D., Henry G. Grabowski, Ph.D. and George McFadden as directors of the Company continued after the Meeting.

                  At the Meeting, a proposal to approve the terms of the Series A Preferred Stock financing was approved. On December 24, 1998, the Company completed a private placement of 170,000 shares of Series A Preferred Stock, par value $0.001 per share. Upon the receipt of stockholder approval, each outstanding share of Preferred Stock converted automatically into ten shares of Common Stock. The number of votes cast for, against and to abstain on the proposal are indicated below:


                         FOR          AGAINST        ABSTENTIONS
                  ---------------  -------------   ---------------

                     18,184,049       440,424           5,472

                  At the Meeting, a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999 was approved. The number of votes cast for, against and to abstain on the proposal are indicated below:


                         FOR          AGAINST        ABSTENTIONS
                  ---------------  -------------   ---------------

                     21,968,571         2,955           2,640

ITEM 5.  OTHER INFORMATION

         On August 3, 1999, the Company closed its worldwide strategic alliance with Abbott covering six antiviral compounds for the prevention and treatment of HIV and hepatitis B virus. In the United States, Triangle and Abbott will collaborate with respect to the development, registration, manufacture, distribution and sales and marketing of four Triangle compounds as well as co-promotion two Abbott HIV compounds in the United States; one of these Abbott compounds, Norvir-TM- (ritonavir), has received FDA approval in 1996 for the treatment and prevention of HIV. Outside the United States, Abbott has exclusive sales and marketing rights to promote the four Triangle compounds and will continue to promote its two HIV compounds. Under the terms of the Abbott Alliance, Abbott purchased approximately 6.57 million shares of Triangle Common Stock at $18.00 per share. The net proceeds of this issuance, after deducting issuance costs, are approximately $115.9 million. Additionally, the Abbott Alliance provides for non-contingent research funding of $31.7 million by January 15, 2000, up to $185.0 million of contingent milestone payments and the sharing of future commercialization costs and overall profits and losses from the four Triangle compounds. Reference is made to the press release dated August 13, 1999 filed herewith.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

                  (1)3.1   Restated Certificate of Incorporation of the Company

                  (1)3.2 Second Restated Certificate of Incorporation of the Company

                 +10.1 Exclusive License Agreement among Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc., Emory University and the Company dated May 6, 1999

                 +10.2 Settlement Agreement by and among Emory University, the Company, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited dated May 6, 1999

                 +10.3 Amendment to License Agreement by and between Bukwang Pharm. Ind. Co., Ltd., and the Company dated April 1, 1999

                 +10.4 First Amendment to License Agreement by and between the Company and Emory University dated May 6, 1999

                  10.5 Amendment Number One to the Agreement and Plan of Merger by and among Avid Corporation, the Company and Forrest H. Anthony, Alan G. Walton and Marcia T. Bates dated February 28, 1999

                  10.6 Amendment Number One to the Agreement and Plan of Reorganization by and among the Company, Avid Corporation and Forrest H. Anthony, Alan G. Walton and Marcia T. Bates dated February 28, 1999

                  11.1     Computation of Net Loss Per Common Share

                  27.1     Financial Data Schedule

                  99.1     Press release, dated August 13, 1999

                  (+) Certain confidential portions of this Exhibit were
                      omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

                  (1) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Form 10-K (No. 000-21589) filed on March 19, 1999.

b.       Reports on Form 8-K

         On June 18, 1999, the Company filed a Current Report on Form 8-K dated June 2, 1999 announcing its execution of a Collaboration Agreement, a Co-Promotion Agreement, a Common Stock Purchase Agreement, and a Stockholder Rights Agreement associated with a strategic alliance with Abbott. These agreements, and a manufacturing agreement executed in August 1999, collectively establish a worldwide strategic alliance between Triangle and Abbott for six antiviral compounds. Pursuant to the agreements, Abbott and Triangle will collaborate with respect to the clinical development, registration, distribution, and marketing of various proprietary pharmaceutical products for the prevention and treatment of HIV and the hepatitis B virus. In the United States, Triangle and Abbott will co-promote four Triangle products in active development and two Abbott products, one approved in 1996 and the other in active development. Outside the United States, Abbott will promote all six compounds under exclusive sales and marketing rights for the Triangle compounds. Triangle and Abbott will share profits and losses for all Triangle drug candidates and Triangle will receive detailing fees and commissions on incremental sales of Abbott products.

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRIANGLE PHARMACEUTICALS, INC.


Date:  August 12, 1999                   By:  /s/ David W. Barry
                                         -------------------------------------
                                         David W. Barry
                                         Chairman and Chief Executive Officer



                                         TRIANGLE PHARMACEUTICALS, INC.



Date: August 12, 1999                    By:  /s/ James A. Klein, Jr.
                                         -------------------------------------
                                         James A. Klein, Jr.
                                         Chief Financial Officer and Treasurer