Form 10-Q/A
period 1999-06-30
TRIANGLE PHARMACEUTICALS INC
filed 1999-11-03
CIK 1022622

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              AMENDMENT NO. 1 TO

                                  FORM 10-Q/A


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

                 +10.1 Exclusive License Agreement among Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc., Emory University and the Company dated May 6, 1999

                 +10.2 Settlement Agreement by and among Emory University, the Company, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited dated May 6, 1999

                  10.3 Amendment to License Agreement by and between Bukwang Pharm. Ind. Co., Ltd., and the Company dated April 1, 1999

                  10.4 First Amendment to License Agreement by and between the Company and Emory University dated May 6, 1999

               (2)10.5 Amendment Number One to the Agreement and Plan of Merger by and among Avid Corporation, the Company and Forrest H. Anthony, Alan G. Walton and Marcia T. Bates dated February 28, 1999

               (2)10.6 Amendment Number One to the Agreement and Plan of Reorganization by and among the Company, Avid Corporation and Forrest H. Anthony, Alan G. Walton and Marcia T. Bates dated February 28, 1999

               (2)11.1     Computation of Net Loss Per Common Share

               (2)27.1     Financial Data Schedule

               (2)99.1     Press release, dated August 13, 1999

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

                  (2) Previously filed.

                        TRIANGLE PHARMACEUTICALS, INC.
                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIANGLE PHARMACEUTICALS, INC.

Date: November 2, 1999              By: /s/ David W. Barry
                                    --------------------------------------------
                                    David W. Barry
                                    Chairman and Chief Executive Officer


                                    TRIANGLE PHARMACEUTICALS, INC.

Date: November 2, 1999              By: /s/ Thomas R. Staab, II
                                    --------------------------------------------
                                    Thomas R. Staab, II
                                    Acting Chief Financial Officer and Treasurer