Form 10-Q
period 1999-09-30
TRIANGLE PHARMACEUTICALS INC
filed 1999-11-12
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of October 15, 1999, there were 37,576,695 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                                Table of Contents

PART I. FINANCIAL INFORMATION

                                                                                  Page No.
                                                                                  --------
      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets -
                  September 30, 1999 (unaudited) and December 31, 1998 .........      3

               Condensed Consolidated Statements of Operations (unaudited) -
                  Three and Nine Months Ended September 30, 1999 and
                  September 30, 1998 and Period From Inception (July 12, 1995)
                  Through September 30, 1999 ...................................      4

               Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Nine Months Ended September 30, 1999 and September 30, 1998
                  and Period From Inception (July 12, 1995) Through
                  September 30, 1999 ...........................................      5

               Condensed Consolidated Statements of Stockholders' Equity -
                  Period From Inception (July 12, 1995) Through December 31,
                  1995, 1996, 1997, 1998 and
                  the Nine Months Ended September 30, 1999 (unaudited) .........      6

               Notes to Condensed Consolidated Financial Statements (unaudited).    7-8

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ............................   9-24

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......     25

Part II. Other Information

      Item 2.  Changes in Securities and Use of Proceeds .......................     26

      Item 6.  Exhibits and Reports on Form 8-K ................................     27

      Signatures ...............................................................     28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                               September 30,  December 31,
Assets                                                              1999         1998
------                                                         -------------  ------------
                                                                 (unaudited)
Current assets:
    Cash and cash equivalents ...............................   $  72,319       $  77,653
    Restricted deposits .....................................          39              49
    Investments .............................................      89,181          22,933
    Interest receivable .....................................       1,346             612
    Prepaid expenses ........................................       3,798             769
                                                                ---------       ---------
       Total current assets .................................     166,683         102,016
                                                                ---------       ---------
Property, plant and equipment, net ..........................       5,167           4,164
Investments .................................................          --          18,106
Restricted deposits .........................................          --              27
                                                                ---------       ---------
       Total assets .........................................   $ 171,850       $ 124,313
                                                                =========       =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable ........................................   $   6,026       $  11,778
    Capital lease obligation-current ........................         134             126
    Long-term debt-current ..................................          16             158
    Accrued expenses ........................................      19,336          10,147
                                                                ---------       ---------
       Total current liabilities ............................      25,512          22,209
                                                                ---------       ---------
Capital lease obligation-noncurrent .........................          43             153
                                                                ---------       ---------
       Total liabilities ....................................      25,555          22,362
                                                                ---------       ---------
Commitments and contingencies (See notes 4 and 5) ...........          --              --
Stockholders' equity:
    Convertible Preferred Stock, $0.001 par value;
       5,000 shares authorized; 0 and 170 shares,
       issued and outstanding, respectively .................          --              --
    Common Stock, $0.001 par value; 75,000 shares authorized;
       37,577 and 28,871 shares, issued and outstanding,
       respectively .........................................          38              29
    Warrants ................................................          --             114
    Additional paid-in capital ..............................     336,646         218,683
    Accumulated deficit during development stage ............    (190,246)       (116,823)
    Accumulated other comprehensive (loss) income ...........        (114)             18
    Deferred compensation ...................................         (29)            (70)
                                                                ---------       ---------
       Total stockholders' equity ...........................     146,295         101,951
                                                                ---------       ---------

       Total liabilities and stockholders' equity ...........   $ 171,850       $ 124,313
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


                                                                                                                      Period from
                                                                                                                       Inception
                                            Three Months Ended September 30,  Nine Months Ended September 30,       (July 12, 1995)
                                            -------------------------------   -------------------------------          Through
                                                 1999            1998              1999            1998          September 30, 1999
                                            -------------    --------------   -------------    -------------     -------------------
Operating expenses:
  License fees ............................   $     210         $     167        $   9,655        $   6,333            $  20,032
  Development .............................      19,660            14,472           56,129           35,906              138,454
  Purchased research and development ......          --                --            1,247               --               12,508
  Selling, general and administrative .....       4,640             2,170           10,889            7,207               32,296
                                              ---------         ---------        ---------        ---------            ---------
Loss from operations ......................     (24,510)          (16,809)         (77,920)         (49,446)            (203,290)
Interest income, net ......................       1,947             1,190            4,497            3,163               13,044
                                              ---------         ---------        ---------        ---------            ---------

Net loss ..................................   $ (22,563)        $ (15,619)       $ (73,423)       $ (46,283)           $(190,246)
                                              =========         =========        =========        =========            =========
Basic and diluted net loss per
  common share ............................   $   (0.64)        $   (0.65)       $   (2.34)       $   (2.06)
                                              =========         =========        =========        =========
Shares used in computing basic and
  diluted net loss per common share .......      35,157            24,058           31,354           22,511
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                                   Period from
                                                                                                                    Inception
                                                                        Nine Months Ended September 30,          (July 12, 1995)
                                                                        -------------------------------               Through
                                                                        1999                   1998            September 30, 1999
                                                                     ---------              ---------          ------------------
Cash flows from operating activities:
Net loss ......................................................      $ (73,423)             $ (46,283)             $(190,246)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization ...............................            905                    632                  2,209
  Purchased research and development ..........................          1,247                     --                 12,508
  Stock-based compensation: license fees ......................             --                     --                    636
  Stock-based compensation: development .......................             33                     33                    467
  Stock-based compensation: general and
   administrative .............................................            128                     27                    396
  Change in assets and liabilities:
   Receivables ................................................           (734)                  (101)                (1,346)
   Prepaid expenses ...........................................         (3,029)                    24                 (3,798)
   Accounts payable ...........................................         (5,752)                   193                  6,026
   Accrued expenses ...........................................          9,174                  6,564                 19,200
                                                                     ---------              ---------              ---------
Net cash used by operating activities .........................        (71,451)               (38,911)              (153,948)
                                                                     ---------              ---------              ---------
Cash flows from investing activities:
  Sale (purchase) of restricted deposits ......................             37                     33                    (39)
  Purchase of investments .....................................        (76,158)               (29,273)              (194,317)
  Proceeds from sale and maturity of investments ..............         27,884                 22,845                105,022
  Purchase of property, plant and equipment ...................         (1,908)                (1,739)                (7,200)
  Acquisition of Avid Corporation, net of cash
   acquired ...................................................             --                     --                 (3,053)
                                                                     ---------              ---------              ---------
Net cash used by investing activities .........................        (50,145)                (8,134)               (99,587)
                                                                     ---------              ---------              ---------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs ................        116,218                 56,309                325,445
  Sale of options under salary investment option
   grant program ..............................................             73                     73                    240
  Proceeds from stock options/warrants exercised ..............            215                      1                    242
  Proceeds from notes payable .................................             --                     --                    374
  Equipment financing .........................................             --                     --                    354
  Principal payments on capital lease obligations
   and notes payable ..........................................           (244)                  (321)                  (801)
                                                                     ---------              ---------              ---------
Net cash provided by financing activities .....................        116,262                 56,062                325,854
                                                                     ---------              ---------              ---------
Net (decrease) increase in cash and cash
  equivalents .................................................         (5,334)                 9,017                 72,319
Cash and cash equivalents at beginning of period ..............         77,653                 34,698                     --
                                                                     ---------              ---------              ---------
Cash and cash equivalents at end of period ....................      $  72,319              $  43,715              $  72,319
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                              Convertible
                                            Preferred Stock                         Common Stock     Additional
                                            ---------------                         ------------       Paid-In     Accumulated
                                           Shares    Amount        Warrants       Shares    Amount     Capital       Deficit
                                           ------    ------        --------       ------    ------     -------       -------
Initial sale of stock ...............         933    $       1    $      --        1,175   $       1   $     710    $      --
Additional sale of stock ............       4,249            4           --        1,495           2       3,137           --
Stock-based compensation ............          --           --           --           --          --          12           --
Comprehensive loss:
  Net loss ..........................          --           --           --           --          --          --         (967)
                                        ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1995 ..........       5,182            5           --        2,670           3       3,859         (967)
Sale of stock .......................       3,756            4           --        4,943           5      59,506           --
Stock-based compensation ............          --           --          152          700           1       1,127           --
Stock options exercised .............          --           --           --          317          --          57           --
Conversion of Preferred
 to Common Stock ....................      (8,938)          (9)          --        8,938           9          --           --
Comprehensive loss:
  Net loss ..........................          --           --           --           --          --          --      (10,917)
                                        ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1996 ..........          --           --          152       17,568          18      64,549      (11,884)
Sale of stock .......................          --           --           --        2,014           2      29,521           --
Acquisition of Avid Corp. ...........          --           --           --          400          --       8,117           --
Sale of stock options ...............          --           --           --           --          --          70           --
Stock-based compensation ............          --           --          (38)          --          --          --           --
Stock options exercised .............          --           --           --           13          --           3           --
Comprehensive loss:
  Net loss ..........................          --           --           --           --          --          --      (37,668)
                                        ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1997 ..........          --           --          114       19,995          20     102,260      (49,552)
Sale of stock .......................         170           --           --        8,868           9     116,325           --
Sale of stock options ...............          --           --           --           --          --          97           --
Stock-based compensation ............          --           --           --           --          --          --           --
Stock options exercised .............          --           --           --            8          --           1           --
Comprehensive loss:
  Change in unrealized
   gains/(losses) on investments ....          --           --           --           --          --          --           --
  Net loss ..........................          --           --           --           --          --          --      (67,271)
                                        ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1998 ..........         170           --          114       28,871          29     218,683     (116,823)
  (Unaudited)
Sale of stock .......................          --           --           --        6,605           7     116,211           --
Sale of stock options ...............          --           --           --           --          --          73           --
Stock-based compensation ............          --           --           --            6          --         101           --
Stock options/warrants
  exercised .........................          --           --         (114)         295          --         333           --
Conversion of Preferred to
  Common Stock ......................        (170)          --           --        1,700           2          (2)          --
Additional purchase consideration
  Avid Corp. ........................          --           --           --          100          --       1,247           --
Comprehensive loss:
  Reclassification adjustment for
   gains/(losses) in net loss .......          --           --           --           --          --          --           --
  Change in unrealized gains/(losses)
   on investments ...................          --           --           --           --          --          --           --
  Net loss ..........................          --           --           --           --          --          --      (73,423)
                                        ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, September  30, 1999 ........          --    $      --    $      --       37,577   $      38   $ 336,646    $(190,246)
                                        =========    =========    =========    =========   =========   =========    =========

                                                        Accumulated
                                      Comprehensive         Other
                                          (Loss)      Comprehensive     Deferred
                                          Income       Income/(Loss)  Compensation   Total
                                          ------       -------------  ------------   -----
Initial sale of stock ...............    $      --       $      --    $      --    $     712
Additional sale of stock ............           --              --           --        3,143
Stock-based compensation ............           --              --          (12)          --
Comprehensive loss:
  Net loss ..........................         (967)             --           --         (967)
                                         ---------       ---------    ---------    ---------
Balance, December 31, 1995 ..........         (967)             --          (12)       2,888
Sale of stock .......................           --              --           --       59,515
Stock-based compensation ............           --              --         (141)       1,139
Stock options exercised .............           --              --          (26)          31
Conversion of Preferred
 to Common Stock ....................           --              --           --           --
Comprehensive loss:
  Net loss ..........................      (10,917)             --           --      (10,917)
                                         ---------       ---------    ---------    ---------
Balance, December 31, 1996 ..........      (10,917)             --         (179)      52,656
Sale of stock .......................           --              --           --       29,523
Acquisition of Avid Corp. ...........           --              --           --        8,117
Sale of stock options ...............           --              --           --           70
Stock-based compensation ............           --              --           48           10
Stock options exercised .............           --              --            6            9
Comprehensive loss:
  Net loss ..........................      (37,668)             --           --      (37,668)
                                         ---------       ---------    ---------    ---------
Balance, December 31, 1997 ..........      (37,668)             --         (125)      52,717
Sale of stock .......................           --              --           --      116,334
Sale of stock options ...............           --              --           --           97
Stock-based compensation ............           --              --           48           48
Stock options exercised .............           --              --            7            8
Comprehensive loss:
  Change in unrealized
   gains/(losses) on investments ....           18              18           --           18
  Net loss ..........................      (67,271)             --           --      (67,271)
                                         ---------       ---------    ---------    ---------

Balance, December 31, 1998 ..........      (67,253)             18          (70)     101,951
  (Unaudited)
Sale of stock .......................           --              --           --      116,218
Sale of stock options ...............           --              --           --           73
Stock-based compensation ............           --              --           36          137
Stock options/warrants
  exercised .........................           --              --            5          224
Conversion of Preferred to
  Common Stock ......................           --              --           --           --
Additional purchase consideration
  Avid Corp. ........................           --              --           --        1,247
Comprehensive loss:
  Reclassification adjustment for
   gains/(losses) in net loss .......          (14)            (14)          --          (14)
  Change in unrealized gains/(losses)
   on investments ...................         (118)           (118)          --         (118)
  Net loss ..........................      (73,423)             --           --      (73,423)
                                         ---------       ---------    ---------    ---------
Balance, September  30, 1999 ........    $ (73,555)      $    (114)   $     (29)   $ 146,295
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

3. Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three month and nine month periods ended September 30, 1999 and 1998, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4. Licensing Agreements

      The Company's existing license agreements require future payments of up to $74,250 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2,000 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation ("Avid"). Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Substantially all of the agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $46,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

5. Strategic Alliance

      On August 3, 1999, the Company closed its worldwide strategic alliance (the "Abbott Alliance") with Abbott Laboratories ("Abbott") covering six antiviral compounds for the prevention and treatment of HIV and hepatitis B virus. In the United States, Abbott and Triangle will co-promote four Triangle drug candidates currently in active development for HIV and/or hepatitis B, Coactinon(R), Coviracil(R), DAPD and L-FMAU. In addition, Triangle has rights to co-promote two Abbott HIV compounds in the United States, Norvir(R), also known as ritonavir, and ABT-378. Outside the United States, Abbott has exclusive sales and marketing rights to promote the four Triangle drug candidates and Abbott's two HIV compounds. Triangle and Abbott will share profits and losses for the four Triangle drug candidates. Triangle will receive detailing fees and commissions on incremental sales they generate for Abbott's two HIV compounds. In addition, Abbott will have the right of first discussion to co-promote future Triangle compounds.

      Under the terms of the Abbott Alliance, Abbott purchased approximately 6,571 shares of Triangle Common Stock at $18.00 per share. The net proceeds of this issuance, after deducting issuance costs, were approximately $115,900. Additionally, the Abbott Alliance provides for non-contingent research funding of $31,700 to be received by January 15, 2000, up to $185,000 of contingent milestone payments and the sharing of future commercialization costs and overall profits and losses from the four Triangle compounds.

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

OVERVIEW

      Triangle is engaged in the development of new drug candidates primarily in the antiviral area. Since its inception on July 12, 1995, the Company's operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for its drug candidates, raising capital and developing its drug candidates. The Company has not received any revenues from the sale of products and does not expect any of its drug candidates to be commercially available until at least the year 2000. As of September 30, 1999, the Company's accumulated deficit was approximately $190.2 million.

      The Company requires substantial capital expenditures relating to the development and potential commercialization of its drug candidates, including expenditures for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to the Company's licensors. The Company has been unprofitable since its inception and expects to incur substantial and increasing losses for at least the next several years, due substantially to the expansion of its drug development programs and the addition of infrastructure necessary to commercialize its drug candidates. The Company will require substantial capital expenditures relating to activities many of which may need to occur prior to, and in anticipation of, the potential regulatory approval of its drug candidates, including expenditures associated with the establishment of a sales and marketing organization, the manufacture of drug substance, and other administrative expenditures necessary to support the Company. Many of these capital expenditures may be incurred irrespective of whether the Company's drug candidates are approved when anticipated or at all. The Company expects that losses will fluctuate from period to period and that such fluctuations may be substantial. See "--Risks and Uncertainties--We have incurred losses since inception and may never achieve profitability."

      The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its drug candidates, secure all necessary proprietary rights, respond to competitive developments, continue to attract, retain and motivate qualified personnel and it may need to obtain additional financing to fund future capital requirements. There can be no assurance that the Company will be successful in addressing these risks. See "--Risks and Uncertainties--All of our products are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business, and --We have incurred losses since inception and may never achieve profitability."

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

RESULTS OF OPERATIONS

Three Months ended September 30, 1999 and 1998

Interest Income, Net

      The Company had net interest income of $1.9 million for the three months ended September 30, 1999, compared to $1.2 million for the same period in 1998. The increase in net interest income is due primarily to higher average cash and investment balances. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $210,000 for the three months ended September 30, 1999, compared to $167,000 for the same period in 1998. License fees in both periods relate primarily to the expense of license preservation fees for the Company's drug candidates.

Development Expenses

      Development expenses totaled $19.7 million for the three months ended September 30, 1999, compared to $14.5 million for the same period in 1998. The increase in 1999 development expenses, as compared to the same period in 1998, is the result of the Company's continued and more extensive drug development activities on compounds under active development as these compounds move into later stages of clinical development, including the addition of development personnel necessary to perform these activities. The Company expects its development expenses to continue to increase in the future due to the continued expansion of drug development activities, especially as more drug candidates enter later stages of clinical development.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses totaled $4.6 million for the three months ended September 30, 1999, compared to $2.2 million for the same period in 1998. The increase in 1999 SG&A expenses, as compared to the same period in 1998, is predominantly attributable to continued development of the Company's sales and marketing organization and other administrative growth to support expanded clinical and development activities.

Nine Months ended September 30, 1999 and 1998

Interest Income, Net

      The Company had net interest income of $4.5 million in the nine months ended September 30, 1999 compared to $3.2 million for the same period in 1998. The increase in interest income is due primarily to an increase in the average investment balance for the nine month period ended September 30, 1999, associated with proceeds from financing activities in the fourth quarter of 1998 and from the sale of Common Stock associated with the closing of the Abbott Alliance, partially offset by a small decline in low-risk, short-term interest rates. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $9.7 million for the nine months ended September 30, 1999, as compared to $6.3 million for the same period in 1998. License fees in 1999 relate to the expense of license preservation fees, the recognition of milestone obligations required under the Company's license agreements and license initiation payments, whereas in 1998, fees were predominantly associated with a license initiation payment for L-FMAU. The increase in license fees relates primarily to the recognition of milestone obligations as the Company continues to achieve development and other milestones.

Development Expenses

      Development expenses totaled $56.1 million for the nine months ended September 30, 1999, as compared to $35.9 million for the same period in 1998. Development expenses for the nine month period ended September 30, 1999 consisted primarily of expenses for development work relating to clinical trials, drug synthesis, compensation expense, preclinical testing, outside professional services and toxicology studies. Development expenses for the nine months ended September 30, 1998 consisted primarily of expenses for development work relating to drug synthesis, clinical trials, compensation expense, toxicology studies, patent related activities and preclinical testing. The substantial increase in 1999 development expenses, as compared to the same period in 1998, is the result of the Company's continued and more extensive drug development activities on its compounds as they move into the later stages of clinical development, including the addition of development personnel necessary to perform those activities. The Company expects its development expenses to continue to increase in the future due to continued expansion of drug development activities, including preclinical testing, clinical trials, toxicology studies, the manufacture of drug substance for preclinical tests and clinical trials as well as the continued pursuit of proprietary rights to its drug candidates, especially as more drug candidates enter later stages of clinical development. In addition, if the Company in-licenses or otherwise acquires rights to additional drug candidates, development expenses would increase as a result.

Purchased Research and Development

      Purchased research and development expenses totaled $1.2 million for the nine months ended September 30, 1999, as compared to none for the nine months ended September 30, 1998. On April 1, 1999, the Company issued 100,000 shares of Common Stock as consideration to former stockholders of Avid for extending the payment date of certain contingent consideration from February 28, 1999 to February 28, 2000. Additional purchase price and related purchased research and development expense was recorded based upon the fair market value of the Company's Common Stock at the date on which the extension was granted as this compound is still at an early stage of clinical development and has no alternative future use.

Selling, General and Administrative Expenses

      SG&A expenses totaled $10.9 million for the nine months ended September 30, 1999 compared to $7.2 million for the same period in 1998. SG&A expenses for the nine months ended September 30, 1999 consisted primarily of compensation expenses, amounts paid for outside professional services, marketing and advertising, and rent expense. SG&A expenses for the nine months ended September 30, 1998 consisted primarily of compensation expenses, amounts paid for outside professional services and rent expense. The increase in 1999 SG&A expenses, as compared to the same period in 1998, is primarily due to the continued development of the Company's sales and marketing organization, increases in compensation and general operating expenses associated with increased development activities, and overall corporate growth. The Company expects that its SG&A expenses will continue to increase in future periods, especially as the Company continues development of its sales and marketing organization.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception (July 12, 1995) through September 30, 1999 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $227.7 million (net of offering costs), and the Company's initial and secondary public offerings, which provided aggregate net proceeds to the Company totaling approximately $96.8 million (net of offering costs). In addition, the Company has received approximately $2.0 million as reimbursement of certain development expenses under a license agreement for one of its drug candidates.

      At September 30, 1999 the Company had net working capital of approximately $141.2 million, an increase of approximately $61.4 million over working capital at December 31, 1998. The increase is principally the result of the August 3, 1999 closing of the Abbott Alliance which provided $115.9 million in net proceeds from the sale of Triangle Common Stock. Additionally, the Abbott Alliance will provide another $31.7 million in non-contingent research funding payments to be received by January 15, 2000 and potentially up to $185.0 million in contingent milestone payments.

      At September 30, 1999, the Company's principal source of liquidity was $72.3 million in cash and cash equivalents and $89.2 million in investments which are "available for sale," reflecting an approximate $42.8 million increase of cash, cash equivalent and investment balances over those at December 31, 1998.

      The Company expects that its capital requirements will increase in future periods as the Company funds its drug development programs, pays obligations under its license and/or option agreements, continues to develop a sales and marketing organization, acquires drug substance from third party manufacturers, and incurs other administrative expenditures necessary to support the Company. The Company's future capital requirements will depend on many factors, including the progress of the Company's drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to the Company's drug candidates (including costs of obtaining patent protection for the Company's drug candidates), the timing and terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of the drug candidates, administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party arrangements for manufacturing, including Abbott, and other factors.

      Amounts payable by the Company in the future under its existing license agreements are uncertain due to a number of factors, including the progress of the Company's drug development programs, the Company's ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. The Company's existing license agreements require future payments of up to $74.3 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2.0 million of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 2.0 million shares of Common Stock contingent upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $50,000 (if only a single drug candidate is approved for one indication) to $46.5 million (if all drug candidates are approved for all indications) under the Company's existing license agreements.

      The Company believes that its existing cash, cash equivalents, investments, and expected non-contingent and contingent future cash payments associated with the Abbott Alliance will be adequate to satisfy its anticipated capital requirements through June 2001. The Company expects that it may be required to raise additional funds through equity or debt financings or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "--Risks and Uncertainties--If we need additional funds and are unable to raise them, we would have to curtail or cease operations."

ABBOTT ALLIANCE

      On August 3, 1999, Triangle closed its worldwide alliance with Abbott. The Abbott Alliance gives Triangle access to Abbott's international and domestic infrastructure to market and distribute the products receiving regulatory approval, global manufacturing capabilities, United States co-promotion rights to two Abbott compounds and financial support to help fund the continued development of Triangle's portfolio of drug candidates. The terms of the Abbott Alliance provided for the sale of approximately 6.571 million shares of Triangle Common Stock at $18.00 per share, non-contingent research funding of $31.7 million to be received by January 15, 2000, up to $185.0 million of contingent milestone payments as well as the sharing of commercialization costs and overall profits and losses from the four Triangle compounds covered by the Abbott Alliance. The completion of the Abbott Alliance generated approximately $115.9 million of net proceeds, after deducting issuance costs, related to the sale of Triangle Common Stock. "See--Liquidity and Capital Resources."

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

YEAR 2000 COMPLIANCE

      The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. The Company has completed an assessment of its internal informational systems which support business applications and has completed the modification or replacement of these portions of software, hardware and other equipment that it has determined are non-compliant. Testing and verification of all critical and significant systems, by internal and/or external experts, has been completed. Additionally, the Company has confirmed compliance regarding Year 2000 issues for the information systems of its key business vendors. This process entailed communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. The Company has completed its evaluation of key business vendors and has developed contingency plans for all key vendors, regardless of their state of preparedness. In addition, the Company will periodically monitor each key vendor's Year 2000 campaign throughout 1999 to reevaluate each vendor's Year 2000 readiness. Expenditures required to make the Company Year 2000 compliant have been expensed as incurred and have not been, and any future expenses are not expected to be, material to the Company's consolidated financial position or results of operations. See "--Risks and Uncertainties--If we fail to be Year 2000 compliant, it could disrupt our business activities."

RISK AND UNCERTAINTIES

      In addition to the other information contained herein, the following risks and uncertainties should be carefully considered in evaluating Triangle and its business.

All of our products are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business.

      Many of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. None of our drug candidates has been approved by regulatory authorities. We do not expect any of our drug candidates to be commercially available until at least the year 2000. There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

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

      We formed Triangle in July 1995 and we have only a limited operating history for you to review in evaluating our business. We have incurred losses since our inception. At September 30, 1999, our accumulated deficit was $190.2 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue to date and do not expect to do so until at least the year 2000. In addition, we expect annual losses to increase over the next several years as we expand our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

If we need additional funds and are unable to raise them, we would have to curtail or cease operations.

      Our drug development programs and potential commercialization of our drug candidates require substantial capital expenditures, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to our licensors. We expect our capital requirements to continue to increase. Our future capital needs will depend on many factors, including:

      o     the progress and magnitude of our drug development programs,

      o     the scope and results of preclinical testing and clinical trials,

      o     the cost, timing and outcome of regulatory reviews,

      o the costs under license and option agreements for our drug candidates, including the costs of obtaining patent protection for our drug candidates,

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

      We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. Although the Abbott Alliance provided us with significant additional funding, there can be no assurance that such funding will be sufficient to meet our future needs. In addition, there can be no assurance that we will receive the contingent future research funding payments under the Abbott Alliance. Therefore, we may need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements or to modify the Abbott Alliance on terms that are not favorable to us. These collaborative arrangements or modifications could result in the transfer to third parties of rights that we consider valuable. In addition, we often consider the acquisition of technologies and drug candidates that would increase our capital requirements.

Because our products may not successfully complete clinical trials required for commercialization, our business may never achieve profitability.

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate. These side effects could also result in the U.S. Food and Drug Administration, FDA, or foreign regulatory authorities refusing to approve the drug candidate for any and all targeted indications. We, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

      Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

      o     the size of the patient population,

      o     the nature of the protocol,

      o     the proximity of patients to clinical sites, and

      o     the eligibility criteria for the clinical trial.

      Delays in patient enrollment can result in increased costs and longer development times. Even if we successfully complete clinical trials, we may not be able to file any required regulatory submissions in a timely manner and we may not receive regulatory approval for the drug candidate.

      In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that three of our drug candidates, Coactinon, Coviracil for the treatment of HIV, and DAPD for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

      There are significant risks regarding the patent rights of two of our in-licensed drug candidates. We may not be able to commercialize Coviracil or DAPD due to patent rights held by third parties other than our licensors. Third parties have filed numerous patent applications and have received numerous issued patents in the United States and many foreign countries that relate to these drug candidates and their use alone or coactively to treat HIV and hepatitis B. As a result, our patent position regarding the use of Coviracil and DAPD to treat HIV and/or hepatitis B is highly uncertain and involves numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize Coviracil and/or DAPD in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even if any of these questions is favorably resolved, we may still attempt to obtain licenses from one or more third parties to reduce or eliminate the risks relating to some or all of these matters. Such licenses may not be available on acceptable terms or at all. Our inability to commercialize either of these drug candidates could adversely affect our business.

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

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV with Coviracil. Emory has also received United States and European patents containing composition of matter claims that cover Coviracil. BioChem Pharma filed a patent application in the United States in 1989 and received a patent in 1991 covering a group of nucleosides in the same general class as Coviracil, but which did not include Coviracil. BioChem Pharma filed foreign patent applications in 1990, which expanded upon its 1989 United States patent application to include FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to FTC that may cover Coviracil and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to Coviracil. BioChem Pharma has received two patents in the United States based on this patent application, one directed to Coviracil and the other directed to a method for treating viral diseases with Coviracil. The PTO has determined that there is a conflict between the latter BioChem Pharma patent and a patent application filed by Emory because they have overlapping claims to the same technology. The PTO is conducting an adversarial proceeding to determine whether BioChem Pharma or Emory is entitled to the patent claims in dispute. Emory may not prevail in the adversarial proceeding, and the proceeding may also delay the decision of the PTO regarding Emory's patent application. BioChem Pharma also filed patent applications in many foreign countries based upon its 1991 United States patent application and has received patents in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

      In the United States, the first to invent a technology is entitled to patent protection on that technology. For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a filing with the SEC, BioChem Pharma stated that prior to January 1, 1996, it conducted substantially all of its research activities outside the United States. BioChem Pharma also stated that it considered this to be a disadvantage in obtaining United States patents based on patent applications filed before January 1, 1996 as compared to companies that mainly conducted research in the United States. We do not know whether Emory or BioChem Pharma was the first to invent the technology claimed in their respective United States patent applications or patents. We also do not know whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications.

      In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology. We believe that Emory filed patent applications disclosing Coviracil as a useful anti-HIV agent in many foreign countries before BioChem Pharma filed its foreign patent applications on that technology. However, BioChem Pharma has received patents in several foreign countries. In addition, BioChem Pharma has filed patent applications on Coviracil and its uses in certain countries in which Emory did not file patent applications. Emory has opposed or otherwise challenged patent claims on Coviracil granted to BioChem Pharma in Australia, Japan and Norway. Emory may not initiate patent opposition proceedings in any other countries or be successful in any foreign proceeding attempting to prevent the issuance of, revoke or limit the scope of patents issued to BioChem Pharma. BioChem Pharma has opposed patent claims on Coviracil granted to Emory in Europe, Japan, Australia and South Korea. BioChem Pharma may make additional challenges to Emory patents or patent applications, which Emory may not succeed in defending. Our sales, if any, of Coviracil for the treatment of HIV may be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method. If it is determined that the sale of Coviracil for the treatment of HIV infringes a BioChem Pharma patent, we would not have the right to make, use or sell Coviracil for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. We may be unable to obtain such a license from BioChem Pharma on acceptable terms or at all.

      Hepatitis B. Burroughs Wellcome Co., Burroughs Wellcome, filed patent applications in March 1991 and May 1991 in Great Britain on a method to treat hepatitis B with FTC and purified forms of FTC, that include Coviracil. Burroughs Wellcome filed similar patent applications in other countries, including the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those patent applications were filed in foreign countries prior to the date Emory filed its patent application on the use of Coviracil to treat hepatitis B. Burroughs Wellcome's foreign patent applications, therefore, have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. In May 1999, Emory and Glaxo settled the litigation, and we became the exclusive licensee of the United States and all foreign patent applications and patents filed by Burroughs Wellcome on the use of Coviracil to treat hepatitis B. Under the license and settlement agreements, Emory and we were also given access to development and clinical data and drug substance held by Glaxo relating to Coviracil.

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

      DAPD

      We obtained our rights to DAPD under a license from Emory and the University of Georgia Research Foundation, Inc., University of Georgia. Our rights to DAPD include a number of issued United States patents that cover composition of matter, a method for the synthesis of DAPD, methods for the use of DAPD alone or in combination with certain other agents for the treatment of hepatitis B, and a method to treat HIV with DAPD. We also have rights to several foreign patents and patent applications that cover methods for the use of DAPD alone or in combination with certain other anti-hepatitis B agents for the treatment of hepatitis B. Additional foreign patent applications are pending which contain claims for the use of DAPD to treat HIV. Emory and the University of Georgia filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD. In a patent opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering DAPD is valid. Emory has informed Triangle that it has appealed this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle do not pursue the appeal, we would not be able to sell DAPD in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have also been opposed by BioChem Pharma. We cannot assure you that a court or administrative body would invalidate BioChem Pharma's patent claims. Further, a sale of DAPD by us may infringe BioChem Pharma's patents. If Emory, the University of Georgia and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents, pending patent applications, or patents that may issue from such applications, we will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

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

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed an application for, but have not obtained, a trademark registration for our corporate name and corporate logo. An opposition to the European Community trademark application for the mark Coviracil has been filed by Orsem and Les Laboratories Serveir based on registrations in certain countries for the mark Coversyl(R) for pharmaceuticals. We do not believe that the marks Coviracil and Coversyl are confusingly similar. However, if we do not prevail in the opposition, we may need to adopt a different product name for emtricitabine. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

We are subject to extensive government regulation and may fail to receive regulatory approval which could prevent or delay the commercialization of our products.

      In addition to preclinical testing, clinical trials and other approval procedures for human pharmaceutical products, we are subject to numerous other regulations covering the development of pharmaceutical products. These regulations include, for example, domestic and international regulations relating to the manufacturing, safety, labeling, storage, record keeping and reporting of pharmaceutical products. We are also regulated with respect to laboratory practices, safe working conditions and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents used in connection with our development work. The requirements vary widely from country to country. We expect the process of obtaining these approvals and complying with appropriate government regulations to be time consuming and expensive. Even if our drug candidates receive regulatory approval, we may still face difficulties in marketing and manufacturing those drug candidates. Further, any approval may require postmarketing studies or other conditions. The approval of any of our drug candidates may limit the indicated uses of the drug candidate. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections. The discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in:

      o     fines,

      o     suspended regulatory approvals,

      o     refusal to approve pending applications,

      o     refusal to permit exports from the United States,

      o     product recalls,

      o     seizure of products,

      o     injunctions,

      o     operating restrictions, and

      o     criminal prosecutions.

      In addition, adverse clinical results by others could negatively impact the development and approval of our drug candidates. Some of our drug candidates are intended for use as coactive therapy with one or more other drugs, and adverse safety, effectiveness or regulatory developments in connection with such other drugs will also have an adverse effect on our business.

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

      We do not have any internal manufacturing capacity and we rely on third party manufacturers for the manufacture of all of our clinical trial material. We plan to expand our existing relationships or to establish relationships with additional third party manufacturers for products that we successfully develop. The terms of the Abbott Alliance provide that Abbott will manufacture all or a portion of our product requirements for those products that are or become covered by the Abbott Alliance. We may be unable to maintain our relationship with Abbott or to establish or maintain relationships with other third party manufacturers on acceptable terms, and third party manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, third party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

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

      We are highly dependent on our senior management and scientific staff, including Dr. David Barry, our Chairman and Chief Executive Officer. We have entered into employment agreements with the President and each vice president of Triangle. Dr. Barry's employment agreement contains certain non-competition provisions. In addition, the employment agreements for the President and each of the vice presidents provide for certain severance payments which are contingent upon the officer's refraining from competition with Triangle. The loss of the services of any member of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. In order to pursue our drug development programs and marketing plans, we will need to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

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

      The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that use a two digit rather than a four digit recognition system to define an applicable year. We have initiated a program and task force to assess the Year 2000 compliance of our systems and the systems of our key business vendors. We have inventoried and assessed our significant internal information and operation systems, and we have replaced or modified those portions of our software, hardware and other equipment which we have determined are non-compliant. We have completed the required changes to, and the testing and verification of, our critical and significant internal systems. Accordingly, we expect that the Year 2000 issue will not pose significant operational problems for our internal systems and equipment. If, however, we failed to fix any critical or significant systems utilizing a two digit recognition system, we could experience system failures or miscalculations causing disruption of operations, including the temporary inability to process transactions or conduct normal business activities in the new millennium.

      We are also assessing our key business vendors' Year 2000 compliance. We have requested information from these vendors regarding their compliance efforts and written assurances of their Year 2000 compliance. We have completed our risk assessments, readiness evaluations and action and contingency plans related to these vendors. However, it is extremely difficult to assess the likelihood of these third parties' Year 2000 compliance or the impact their noncompliance may have on our operations. If we have failed to implement successfully our Year 2000 compliance plan, our business could be adversely affected. In addition, significant delays or unanticipated Year 2000 issues with key business vendors could adversely affect the development of our drug candidates and our financial condition.

      Incremental expenditures associated with our Year 2000 compliance program have not been material to our consolidated financial position, results of operations, and cash flow. We have expensed all Year 2000 compliant costs as they have been incurred.

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

      As of October 15, 1999, our directors, executive officers and their affiliates, excluding Abbott, owned approximately 18.4% of our outstanding common stock and Abbott owned approximately 17.5% of our outstanding common stock. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has certain rights to purchase shares directly from the Company in order to maintain its existing level of ownership, also known as antidilution protection. In addition, we have granted Abbott the right to appoint one or more representatives to our Board of Directors, in proportion to its ownership of our common stock. As of October 31, 1999, one Abbott designee served as a member of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

The market price of our stock may be adversely affected by market volatility.

      The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

      o     announcements of the results of clinical trials,

      o     developments with respect to patents or proprietary rights,

      o     announcements of technological innovations by us or our competitors,

      o announcements of new products or new contracts by us or our competitors,

      o actual or anticipated variations in our operating results due to the level of development expenses and other factors,

      o changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,

      o     conditions and trends in the pharmaceutical and other industries,

      o     new accounting standards,

      o general economic, political and market conditions and other factors, and

      o     the occurrence of any of the risks described in these "Risk
            Factors."

      In addition, if our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of October 15, 1999, there were 37,576,695 shares of common stock outstanding, of which approximately 22,500,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 8,500,000 shares have rights to cause us to register them for sale to the public. We have filed registration statements to register the sale of approximately 4,200,000 of these shares. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance. Any such sales may make it more difficult for us to raise needed capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

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

      We have adopted a number of provisions that could have antitakeover effects. On January 29, 1999, our Board of Directors adopted a preferred stock purchase rights plan, commonly referred to as a "poison pill." The rights plan is intended to deter an attempt to acquire Triangle in a manner or on terms not approved by the Board. Thus, the rights plan will not prevent an acquisition of Triangle which is approved by the Board. Our charter authorizes the Board to issue shares of undesignated preferred stock without stockholder approval on terms as the Board may determine. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of Triangle. Our bylaws divide the Board into three classes of directors with each class serving a three year term. These and other provisions of our charter and our bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Triangle, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Triangle is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At September 30, 1999, Triangle had no outstanding forward foreign currency contracts to hedge anticipated foreign currency obligations but was subject to interest rate risk associated with its investment portfolio. All derivative financial instruments, when purchased, are done so in accordance with established policies and procedures and require the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

      Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds with an average maturity of less than one year. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10% from levels at September 30, 1999, the fair value of the portfolio is expected to decline by an immaterial aggregate amount primarily due to the short maturity of the portfolio. At September 30, 1999, our portfolio consisted of approximately $89.2 million of investments maturing within one year. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect our consolidated operating results, financial position or cash flows to be affected by a significant amount due to a sudden change in interest rates.

Foreign Currency Exchange Risk

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency hedging program. The goal of our hedging program is to economically guarantee, or lock into, exchange rates on firm foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At September 30, 1999, Triangle had no outstanding foreign currency contracts.

TRIANGLE PHARMACEUTICALS, INC.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

c. Issuance of Unregistered Securities

      On August 3, 1999, the Company issued 6,571,428 shares of Common Stock at a price of $18.00 per share to Abbott Laboratories in connection with the closing of the Company's strategic alliance with Abbott (the "Abbott Alliance"). The net proceeds of this issuance, after deducting issuance costs, were approximately $115.9 million. Additionally, the Abbott Alliance provides for non-contingent research funding of $31.7 million to be received by January 15, 2000, up to $185.0 million of contingent milestone payments and the sharing of future commercialization costs and overall profits and losses from the four Triangle compounds. No underwriters were involved in the issuance of such Common Stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      (1)3.1  Restated Certificate of Incorporation of the Company

      (1)3.2  Second Restated Certificate of Incorporation of the Company

      +10.1 Supply and Manufacturing Agreement by and between Abbott Laboratories and the Company dated August 3, 1999

      +10.2 First Amendment to Option Agreement by and between The Regents of the University of California and the Company dated June 9, 1999

      +10.3 Second Amendment to Option Agreement by and between The Regents of the University of California and the Company dated August 31, 1999

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


                                     TRIANGLE PHARMACEUTICALS, INC.

Date: November 12, 1999                 By: /s/ David W. Barry
                                        ------------------------------------
                                        David W. Barry
                                        Chairman and Chief Executive Officer


                                     TRIANGLE PHARMACEUTICALS, INC.

Date: November 12, 1999                 By: /s/ Thomas R. Staab, II
                                        ------------------------------------
                                        Thomas R. Staab, II
                                        Acting Chief Financial Officer
                                        and Treasurer