Form 10-K
period 1999-12-31
TRIANGLE PHARMACEUTICALS INC
filed 2000-03-27
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2000, was approximately $513 million. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

      The number of shares of the registrant's Common Stock outstanding as of January 31, 2000, was 37,580,695.

Documents Incorporated by Reference

      Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference as provided in Part III of this Annual Report on Form 10-K.

      TRIANGLE PHARMACEUTICALSTM, TRIANGLE PHARMACEUTICALS (and Design)(R), COACTINON(R) and COVIRACIL(R) are trademarks of the Registrant. This Annual Report also includes names and trademarks of companies other than the Registrant.

                                     PART I

Item 1. Business

      This Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risk and Uncertainties." While this outlook represents our current judgment on the future direction of the business, such risk and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof. See "--Risk and Uncertainties" and "--Risk and Uncertainties--Forward-Looking Statements".

Overview

      We develop new drug candidates primarily in the antiviral area, with a particular focus on therapies for HIV, including AIDS, and the hepatitis B virus. We have an existing portfolio of five licensed drug candidates and several drug candidates for which we have an option to acquire a license. Members of our senior management team, prior to joining Triangle, played instrumental roles in developing and commercializing several leading antiviral therapies. Our goal is to capitalize on our management team's expertise, as well as on advances in virology and immunology, to identify, develop and commercialize new drug candidates that can be used alone or in combination (coactively) to treat serious diseases.

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

      We believe that hepatitis B, like HIV, due to its complexity and demonstrated ability to develop resistance, may be more effectively and safely treated with coactive therapy. Additionally, we believe there is a significant need to develop drugs for the treatment of cancer since many current cancer treatments provide limited clinical benefits.

      We are actively developing the following drug candidates which we believe may become valuable tools in the coactive treatment of serious diseases:

      Drug Candidates to Treat HIV and hepatitis B

            Coviracil(R) (emtricitabine), formerly known as FTC. A nucleoside analogue, Coviracil has been shown to be a potent inhibitor of HIV and hepatitis B virus replication in laboratory studies. Against HIV, preclinical studies have consistently shown a greater antiviral potency of Coviracil as compared to 3TC (lamivudine), a member of the same nucleoside series as Coviracil. Coviracil is a potent antiviral agent against HIV strains obtained from a geographically diverse set of HIV-infected patients. Laboratory studies have also shown that Coviracil shares cross-resistance patterns with 3TC. The most common resistance mutation to these two agents also reverses resistance of the virus to AZT in some cases. We are currently conducting Phase II/III clinical trials with Coviracil for the treatment of HIV.

                  We are currently conducting Phase II clinical trials with
            emtricitabine for the treatment of hepatitis B. Some of the development activities we plan to undertake with Coviracil for the treatment of HIV will also be used in the development of emtricitabine for the treatment of hepatitis B. Against hepatitis B, emtricitabine has been shown to be a potent inhibitor of hepatitis B virus replication in laboratory studies, and is synergistic in laboratory studies in combination with several other compounds intended for the treatment of hepatitis B.

            DAPD. A purine dioxolane nucleoside, we believe DAPD is the only drug candidate in its chemical series currently in development for the treatment of viral diseases. DAPD may offer advantages over other nucleosides in development because of its activity against drug resistant virus as exhibited in laboratory studies. We have initiated Phase I/II clinical trials with DAPD for the treatment of HIV.

      Drug Candidates to Treat HIV

            Coactinon(R) (emivirine), formerly known as MKC-442. A nucleoside analogue derivative that functions as a non-nucleoside reverse transcriptase inhibitor, NNRTI, Coactinon has demonstrated a favorable safety profile in a comprehensive package of preclinical studies in animals, including a series of reproductive and developmental toxicology studies. These reproductive and developmental toxicology studies have demonstrated that Coactinon is not associated with teratogenecity (birth defects) or reproductive/developmental toxicity. We are currently conducting Phase II and III clinical studies in Europe, South Africa, Mexico and the United States with Coactinon as part of coactive regimens in HIV-infected patients to evaluate safety and efficacy as measured by viral load.

                  On December 10, 1999, the Food and Drug Administration, FDA,
            advised us that one or two additional Phase III studies may need to be conducted to prove that regimens containing Coactinon are equivalent or superior to current first-line regimens. During the first half of 2000, Triangle will review results of an ongoing Phase III trial comparing Coactinon in combination with stavudine and Coviracil, to abacavir in combination with stavudine and Coviracil. This study will determine whether the profile of Coactinon justifies the initiation of additional studies.

            DMP-450. A protease inhibitor, DMP-450 is a potent, selective inhibitor of the HIV-1 protease that belongs to a novel chemical class, the cyclic ureas. DMP-450 is currently in Phase II pharmacokinetic and tolerance studies in Europe and South America.

                  Data from a Phase I study showed that DMP-450 was generally well tolerated following single oral doses that ranged from 60 to 1,250 mg. A Phase I/II trial, initiated by Avid Corporation, Avid, and ongoing at the time we acquired Avid, was put on clinical hold by the FDA in October, 1997 because of the FDA's concerns regarding electrocardiographic abnormalities observed in animals exposed to high doses of DMP-450. The patients in this Phase I/II study were administered oral doses that ranged from 500 mg to 750 mg three times a day and experienced no significant adverse reactions. In January 1998, Triangle initiated a Phase I safety and tolerance study in Europe to determine whether any electrocardiographic abnormalities could be observed in humans during 3-day dosing with DMP-450 with doses at or above those planned to be used in efficacy studies. This Phase I study has been completed and no such abnormalities were observed. A subsequent Phase I study was conducted. DMP-450 dosed in healthy volunteers for 28 days appeared generally well tolerated. Final analysis of this study is ongoing. The Company initiated Phase I/II dose-escalating combination studies in HIV-infected patients outside the United States in 1999. The initiation of potential efficacy studies in the United States awaits the outcome of further discussions with the FDA, where DMP-450 remains on partial clinical hold.

      Drug Candidate to Treat hepatitis B

            L-FMAU. A pyrimidine nucleoside analogue, L-FMAU has been shown to be a potent inhibitor of hepatitis B virus replication in laboratory studies, having an EC50 value (the concentration required to inhibit virus by 50%) ranging from 0.02 to 0.15 uM with a mean of 0.08 uM. We have completed nine and 12 month toxicology studies, pharmacokinetic and efficacy preclinical studies, as well as a single-dose, dose escalation Phase I study with L-FMAU.

      The FDA has notified us that two of our drug candidates, Coviracil and DAPD for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. We believe that certain of our other drug candidates may also meet the fast track criteria. We may be able to commercialize our drug candidates which meet these criteria in a shorter time period than has historically been required for drugs that do not meet the criteria for expedited review. We cannot assure you, however, that any of our drug candidates will retain their designation for fast track development or will qualify or continue to qualify for expedited review or that any of our drug candidates will be approved or will be approved in a time period that is shorter than other drugs that do not qualify for this review. See "--Government Regulation."

      We have not generated any revenue from sales of our drug products and, therefore, are a development stage company. We do not expect to generate any revenue from the sale of our drug products before the year 2001. As of December 31, 1999, the Company's accumulated deficit was $221.4 million. We may never achieve profitable operations or generate positive cash flow.

      Triangle was incorporated in Delaware in July 1995. Our principal executive offices are located at 4 University Place, 4611 University Drive, Durham, North Carolina 27707, and our telephone number is (919) 493-5980.

Strategy

      Our goal is to create a portfolio of commercialized drugs primarily for serious viral diseases. We intend to achieve this goal through the following strategies:

      Focus on Viral Diseases. The expertise of our management team lies in identifying, developing and commercializing drugs for the treatment of viral diseases. We are targeting the viral disease markets because we believe the significant unmet medical need and the rapid pace of scientific advances occurring in the treatment of these diseases give these significant markets attractive growth potential. We also believe that the relatively high concentration of prescribers that treat HIV and hepatitis B will enable us to promote most drug candidates through a small, specialized direct sales force.

      Focus on Drug Development, Not Drug Discovery. We do not intend to engage in a significant level of basic drug discovery, thereby avoiding much of the significant investment of time and capital that is generally required before a compound is identified and brought to clinical trials. We intend to use our expertise to perform internally what we believe are the most critical aspects of the drug development process, such as the design of clinical trials and the optimization of drug synthesis. We out-source many aspects of our clinical trials and the manufacture of drug substance to carefully selected third parties.

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

      Leverage Relationships. As a result of our instrumental roles in the identification, clinical development and commercialization of antiviral and anticancer therapies, our management team and scientific consultants have extensive contacts in academia and industry. These contacts were instrumental in the acquisition of our existing drug candidates, and we believe they will be valuable in our efforts to develop and to commercialize existing and future drug candidates.

      Develop Drugs for Use in Coactive Therapy. Coactive therapy is the accepted method to treat viral diseases such as HIV infection. We seek to identify and develop drug candidates for use in coactive therapy that have resistance, compliance and/or tolerance profiles that are complementary to the profiles of existing drugs. In addition, in contrast to the competitive marketing of single drug regimens, we believe that any drug we develop as part of a coactive regimen will benefit from the promotional efforts of the marketers of the other drugs in the regimen.

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

      Leverage Strategic Alliance Advantages. Since the Company's inception, our strategy has been to develop third party relationships to enhance our drug development process and to commercialize our drug candidates thereby reducing the amount of internal infrastructure to develop and successfully commercialize our drug candidates. Our worldwide strategic alliance with Abbott Laboratories, Abbott, provides us with access to Abbott's international and domestic infrastructure to market and distribute products receiving regulatory approval, global manufacturing capability, drug development assistance, United States co-promotion rights to two Abbott compounds, as well as financial support to help fund the continued development of our portfolio of drug candidates. We believe that the high concentration of major prescribers of anti-HIV and anti-hepatitis B therapies in the United States will enable us to promote most drug candidates that we may successfully develop to these prescribers through a small, direct sales force. In the United States, we intend to market our drug candidates covered by the Abbott Laboratories strategic alliance, Abbott Alliance, in collaboration with Abbott and to market other drug candidates we may successfully develop, that do not become part of the Abbott Alliance, through a small, direct sales force. Outside of the United States, we expect Abbott to market drug candidates covered by the Abbott Alliance and, for any other drug candidates we successfully develop that do not become part of the Abbott Alliance, we intend to market and sell through arrangements or collaborations with third parties. As part of the ordinary course of our business, we may consider arrangements or collaborations with third parties associated with the acquisition, development, marketing and sales of our products both within and outside of the United States.

Drug Candidates in Active Development

----------------------------------------------------------------------------------------------------------------
Drug Candidates                      Indication             Status(1),(2)                Territory(3)
----------------------------------------------------------------------------------------------------------------
Coviracil(R)(emtricitabine),         HIV                    Phase II/III                 Worldwide
formerly known as FTC                hepatitis B            Phase II                     Worldwide
----------------------------------------------------------------------------------------------------------------
Coactinon(R) (emivirine), formerly
known as MKC-442                     HIV                    Phase III(4)                 Worldwide, except Japan
----------------------------------------------------------------------------------------------------------------
                                     HIV                    Phase I/II                   Worldwide
DAPD                                 hepatitis B            Preclinical                  Worldwide
----------------------------------------------------------------------------------------------------------------
L-FMAU                               hepatitis B            Phase I                      Worldwide, except Korea
----------------------------------------------------------------------------------------------------------------
DMP-450                              HIV                    Phase I/II(5)                Worldwide
----------------------------------------------------------------------------------------------------------------

(1) Neither the FDA nor any foreign regulatory agencies have approved our drug candidates for commercial sale.

(2) "Preclinical" means that we are testing a drug candidate for safety, pharmacokinetics and activity in animal or laboratory models. "Phase I" means that we are testing a drug candidate for preliminary indications of safety, pharmacokinetics and tolerance in a limited number of patients or volunteers. "Phase I/II" means that we are testing a drug candidate for safety, tolerance and preliminary indications of efficacy in a limited number of patients. "Phase II" means that we are testing a drug candidate for safety, efficacy and, in some cases, optimal dosage in a limited number of patients. "Phase II/III" means that we are testing a drug candidate for safety and efficacy in an expanded number of patients at geographically dispersed clinical sites. "Phase III" means that we are conducting expanded clinical studies intended to support a submission for regulatory approval of a drug candidate. See "--Government Regulation."

(3) Indicates the geographic territory in which we have licensed, or have an option to acquire a license to, the right to commercialize the particular product. Coviracil, Coactinon, DAPD and L-FMAU are drug candidates under our strategic alliance with Abbott. See "--License and Other Material Agreements--Abbott Laboratories." Our ability to commercialize products in each country in the licensed territory may be limited by proprietary rights of third parties other than our licensors. See "--Risk and Uncertainties -- If we or our licensors are not able to obtain and maintain adequate patent protection for our products, we may be unable to commercialize our products or to prevent other companies from using our technology in competitive products."

(4) In December 1999, the FDA advised us that we may need to conduct one or possibly two additional Phase III studies in order to prove that regimens containing Coactinon are equivalent or superior to current first line regimens used to treat HIV-infected patients. During the first half of 2000, we will review the results of an ongoing Phase III study to determine whether the profile of Coactinon justifies the initiation of additional studies.

(5) We initiated Phase I/II combination studies outside the United States in the second half of 1999. The initiation of potential efficacy studies in the United States awaits the outcome of further discussions with the FDA, where DMP-450 remains on partial clinical hold. See "--Viral Disease Program--HIV--Development Status--DMP-450."

Viral Disease Program

      HIV

      Background. The World Health Organization estimates that through 1999,
33.4 million people worldwide were living with HIV or AIDS. It is generally believed that, in the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS which if untreated has a mortality rate approaching 100%.

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

      The first enzyme, reverse transcriptase, is active early in the replication cycle and allows the virus, which is made of RNA, to transform to its DNA form necessary for continued replication. This enzyme can be inhibited by two general classes of drugs defined both by their structure as well as their mechanism of action. The first general class, nucleoside analogue reverse transcriptase inhibitors, NRTIs, such as AZT, ddI, ddC, d4T and 3TC, bears a strong chemical resemblance to the natural building blocks (nucleotides) of DNA and interferes with the function of the enzyme by displacing the natural nucleotides used by the enzyme. The second general class, NNRTIs such as nevirapine, delavirdine and efavirenz, is composed of an extremely diverse group of chemicals that act by attaching to the reverse transcriptase enzyme and modifying it so that it functions less efficiently. The second enzyme, protease, is required to permit full virus maturation. Inhibitors of this enzyme are represented by drugs such as saquinavir, ritonavir, indinavir and nelfinavir.

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

      Initially, HIV was treated only with AZT, a NRTI, which was first introduced in 1987. Three other NRTIs--ddI, ddC and d4T--were introduced to the market in the early 1990's. These drugs, when used alone, provided only short-term clinical benefit, could be toxic and were often considered expensive relative to their clinical benefits. As a result, the use of anti-HIV therapy was limited and market penetration was low (less than 25% of the infected population in the United States).

      More recently, clinical research in HIV has been facilitated by the introduction in the mid-1990's of tests that can reliably determine the viral load in the blood at any given time. As a result, it became possible to rapidly evaluate potential therapeutic agents and combinations of agents and to determine accurately the potency and resistance profiles of these agents. This has led to the accelerated development of a number of new therapeutic agents and their use in coactive therapy. The use of coactive therapy, including combinations of protease inhibitors or NNRTIs with two NRTIs, has demonstrated significant therapeutic benefit, sometimes rendering the virus undetectable in the blood of certain patients for over three years to date. Additional combinations may be possible as new therapeutic agents are developed.

      In spite of these significant advances, numerous challenges remain in the treatment of HIV. In the absence of a cure, the disease is life long. Although coactive therapy has demonstrated the ability to markedly slow resistance development, resistant mutants have been identified to the drugs currently used during the course of coactive therapy studies, and cross-resistance among many agents, including protease inhibitors, has been increasingly recognized. Present coactive treatments are also often complex and expensive (published reports indicate the cost per patient per year can exceed $13,000). Adverse reactions to many of the drugs used in coactive therapy are common and may limit compliance or even preclude use in some patients. Even brief instances of non-compliance can reduce or eliminate the ability of the combination therapy to suppress the virus, and may thus accelerate the development of resistance. We believe that these challenges present an opportunity to develop additional drugs that have attractive safety, pharmacokinetic and/or resistance profiles.

      Development Status. We have a portfolio of four drug candidates for the treatment of HIV: Coviracil, Coactinon, DAPD, and DMP-450. Triangle's HIV portfolio includes at least one drug candidate in each of the three classes of drugs currently approved for the treatment of HIV. Three are reverse transcriptase inhibitors, although one of these (Coactinon) functions as a NNRTI, and one (DMP-450) is a protease inhibitor.

      Coviracil (emtricitabine), formerly known as FTC. We are currently conducting Phase II/III clinical trials with Coviracil for the treatment of HIV. We have licensed worldwide rights to Coviracil for the treatment of HIV and hepatitis B from Emory University, Emory.

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

      A Phase I single dose study evaluated the pharmacokinetics and tolerance of Coviracil in 12 HIV-infected volunteers. The volunteers received six single oral doses of Coviracil at six day intervals ranging from 100 mg to 1,200 mg. Coviracil was well tolerated by all subjects in the dose range studied. Coviracil was absorbed rapidly into the blood stream following oral administration and was excreted primarily through the kidneys. While food intake slightly delayed absorption, it did not affect the overall oral bioavailability. The absorption, metabolism and excretion of Coviracil were generally consistent among the subjects.

      In a Phase I/II monotherapy study in 41 HIV-infected patients, doses ranging from 25 mg twice-a-day to 200 mg twice-a-day were given for 2 weeks. (A brief duration of monotherapy exposure was selected to limit the development of patient resistance, but allows a preliminary assessment of drug candidate tolerance and antiviral activity.) At each dose regimen containing doses of 200 mg/day or more, a 98% (1.75 log10) or greater viral suppression was observed. A single, once-a-day, 200 mg dose reduced the viral load by an average of 99% (1.92 log10). The drug was generally well tolerated, with the most frequently observed adverse experiences being headache, nausea/vomiting, and diarrhea.

      In an additional monotherapy study used to determine the optimum dose of Coviracil, 80 patients were randomized to receive one of three doses of Coviracil (25 mg, 100 mg, or 200 mg) once-a-day or the standard dose of lamivudine (150 mg twice-a-day). Patients were treated for 10 days and followed for an additional two days after the completion of dosing. All regimens were active, but the dose of 200 mg of Coviracil exhibited superior antiviral suppression. This effect was determined by a number of variables including calculations of absolute changes in viral load, average area under the curve minus baseline, and the slope of viral RNA decay. Of those receiving 200 mg of Coviracil, at the end of therapy 58% (11/19) had either a 2 log10 drop in viral load or a reduction in virus below the level of detection and, of these, 21% (4/19) had both. Even two days after the completion of this short course of therapy, the absolute decrease in viral load was 1.63 log10 (43-fold decrease).

      In a Phase II study sponsored by an independent third party, preliminary data has demonstrated that a once-a-day antiretroviral regimen of Coviracil, didanosine (ddI) and efavirenz had potent antiviral activity and was generally well tolerated. The 24-week open-label study was designed to examine the antiviral activity and tolerability of this once-a-day regimen combining Coviracil, ddI, and efavirenz. Forty HIV-infected patients received once daily doses of Coviracil (200 mg), ddI (400 mg if they weighed 60 kg or more, or 250 mg if less than 60 kg) and efavirenz (600 mg). Patients had mean baseline HIV-RNA levels of 4.78 log10 copies/ml and median baseline CD4 counts of 373 cells/mm3. At 24 weeks, 98% (39/40) of patients had a viral load below 400 copies/ml, and 93% (37/40) of patients had viral loads below 50 copies/ml in the intent-to-treat analysis. However, in the as-treated analysis, 100% (39/39) of patients who received therapy had viral loads below 400 copies/ml at week 24.

      Coactinon (emivirine), formerly known as MKC-442. We are currently conducting Phase II and III clinical studies in Europe, South Africa, Mexico and the United States with Coactinon as part of coactive regimens in HIV-infected patients to evaluate safety and efficacy as measured by viral load. We have licensed from Mitsubishi Chemical Corporation, Mitsubishi, rights to Coactinon worldwide, except in Japan, for the treatment of HIV.

      On December 10, 1999, the FDA advised us that one or two additional Phase III studies may be necessary to prove that regimens containing Coactinon are equivalent or superior to current first line treatment regimens. In the first half of 2000, we will review the results of an ongoing Phase III trial (MKC-401) comparing Coactinon in combination with stavudine and Coviracil, to abacavir in combination with stavudine and Coviracil in antiretroviral naive patients. This study will determine whether the profile of Coactinon justifies the initiation of additional studies.

      Although Coactinon is a nucleoside analogue derivative, it functions as a NNRTI. Coactinon has demonstrated a favorable safety profile in a comprehensive package of preclinical studies in animals, including a series of reproductive and developmental toxicology studies. These reproductive and developmental toxicology studies have demonstrated that Coactinon is not associated with teratogenecity or reproductive/developmental toxicity.

      The pharmacokinetic profile and tissue distribution properties of Coactinon have been examined in Phase I and II clinical studies. Coactinon is well absorbed following oral administration with a plasma half-life of eight to ten hours that allows for convenient twice-daily dosing. Coactinon has been shown to readily cross the placenta as determined in a pilot perinatal transmission study. In this study, plasma levels of Coactinon in newborns were approximately 78% of plasma levels seen in their mothers who had been administered Coactinon. Coactinon also distributed into amniotic fluid, umbilical cord blood and colostrum. As part of additional studies to examine the tissue distribution of Coactinon, Coactinon has been shown to distribute into cerebrospinal fluid and seminal fluid.

      Coactinon is metabolized by the cytochrome P450 enzyme system in the liver. This same system is responsible for the metabolism of other antiretrovirals including protease inhibitors. Through a series of Phase I pharmacokinetic interaction studies, Coactinon has been shown to have no significant effect on the pharmacokinetics of NRTIs. In contrast, when combined with Coactinon, the pharmacokinetics of protease inhibitors such as indinavir and nelfinavir are significantly reduced precluding the use of Coactinon with these protease inhibitors. In general, combination of Coactinon with drugs that are metabolized by the cytochrome P450 system results in lower levels of these drugs that in some cases may prohibit their use with Coactinon.

      In a Phase II study (MKC-202), greater than 70% of patients receiving Coactinon (either 500 mg twice-a-day or 750 mg twice-a-day) in combination with stavudine and didanosine had undetectable levels of virus in their plasma at week 24. This open-label, randomized 24-week study was designed to examine the antiviral activity, safety and tolerability of two dosage regimens of Coactinon in combination with two NRTIs, stavudine and didanosine. The study also looked at two lead-in dose escalation strategies for their potential to improve the initial tolerability of Coactinon. Patients enrolled in the trial were NNRTI-and protease inhibitor -naive with median baseline HIV-1 RNA levels of 4.5 log10 copies/ml and median baseline CD4+ counts of 328 cells/mm3. Coactinon, in combination with stavudine and didanosine, demonstrated potent anti-HIV activity at doses of 500 mg or 750 mg twice-a-day. Coactinon was generally well tolerated in all groups and the most frequent adverse events were mild to moderate, including nausea, headache, dizziness, vomiting and rash. The initial incidence and severity of these adverse events was lower at the dose of 500 mg twice-a-day suggesting that a lead-in dose escalation may enhance the tolerability and optimize antiviral activity of regimens containing Coactinon.

      Over the past year we have also released data from several Phase II and II/III studies with Coactinon. In a pilot perinatal transmission study (MKC-204), Coactinon was used in coactive therapy with zidovudine alone or combined with lamivudine and results showed a good tolerability in both mothers and infants. The most common side effects observed in mothers were dizziness, infection and headache. Coactinon demonstrated a significant passage through the placenta as measured by plasma levels in the newborn and in addition, passage of the drug in the colostrum indicated that Coactinon would be present in the mother's milk.

      Results were also presented from a randomized, double blind 24-week pivotal Phase II/III trial (MKC-301) designed to examine the antiviral activity, safety and tolerability of Coactinon in combination with stavudine and lamivudine as a first-line, protease inhibitor-sparing regimen. The patients were treatment-naive with median baseline HIV-1 RNA levels of 4.3 log10 copies/ml and median baseline CD4+ counts of 418 cells/mm3. The combination produced a rapid and significant suppression of HIV-1 RNA replication as shown in those patients receiving Coactinon at 24 weeks, 83% had undetectable levels of virus in their plasma at week 24. Coactinon was generally well tolerated in all groups with mild to moderate adverse events, which occurred early in treatment. The most frequent adverse events included nausea, headache, dizziness, diarrhea and rash.

      The antiviral activity, safety and tolerability of Coactinon in combination with d4T and ddI has also been examined in a randomized, double blind 24-week pivotal Phase II/III trial (MKC-302). Patients enrolled in this trial were NNRTI- and protease inhibitor -naive with median baseline HIV-1 RNA levels of 5.0 log10 copies/ml and median baseline CD4+ counts of 338 cells/mm3. At 24 weeks, 56% of patients still receiving Coactinon had undetectable levels of virus as compared to 40% of patients receiving placebo. Coactinon was reasonably well tolerated in all groups and the most frequent adverse events were mild to moderate, including nausea, headache, dizziness, vomiting and rash. A higher incidence of some adverse events (nausea and vomiting) was observed in combination with stavudine and didanosine in this trial as compared to when Coactinon was combined with stavudine and lamivudine.

      In addition to trials in treatment-naive patients, Phase II/III studies were also conducted with Coactinon in patients who were treatment-experienced. Study MKC-303, was designed to determine whether the addition of Coactinon to a three drug regimen of two nucleosides and a protease inhibitor, nelfinavir, would provide additional benefits to patients with advanced HIV infection. In this study, Coactinon and nelfinavir showed higher than anticipated metabolic interactions, resulting in a lack of additional clinical benefit to patients and reduced tolerability of the four-drug regimen. In other trials of Coactinon in treatment-experienced patients (MKC-304 and MKC-305), the combination of Coactinon with NRTIs or NRTIs and protease inhibitors did not demonstrate significant benefit as measured by suppression of HIV levels in plasma after six months to one year. The overall findings from these trials indicate that Coactinon, if approved, will most likely be useful as initial therapy in protease-sparing regimens.

      In parallel with analysis of the activity and safety of Coactinon in clinical trials, analyses of clinical samples indicated that Coactinon may have a resistance profile that is distinct from other NNRTIs. The resistance profiles of NNRTI therapies currently available are similar, and the development of resistance to one NNRTI therapy has often precluded the use of subsequent NNRTI therapies. In these laboratory studies, HIV isolated from patients who experienced loss of viral suppression while on Coactinon has revealed that up to 59% of the patients had HIV virus that remained sensitive to at least one other NNRTI. Based on data from these preliminary studies, we are conducting a clinical study to determine whether patients who develop resistance to Coactinon can benefit from the subsequent use of other NNRTIs.

      Overall, results from Phase II and III studies have shown Coactinon to be generally well tolerated with a very low incidence of severe toxicities. The most common adverse events that have been observed with Coactinon include nausea, vomiting, dizziness, diarrhea and rash. In the case of nausea, vomiting, dizziness and diarrhea, these events were typically mild to moderate, transient and present within the first weeks of initiating therapy. Additional data from clinical trials suggests that a lead-in dose escalation may help to improve the initial tolerability of Coactinon. In the case of rash, most cases were mild to moderate and resolved without discontinuation of Coactinon. In over 1,000 patients treated with Coactinon to date, only three cases of Grade 4 rash have been observed. To date, a significant number of women have participated in these studies and preliminary analyses indicate that the safety and activity of Coactinon is not different between men and women.

      The current formulation of Coactinon as 250 mg and 750 mg tablets and as a 25 mg/ml suspension permits convenient twice daily dosing in children, adolescents and adults. At the adult dose of 750 mg twice-a-day, a single 750 mg tablet of Coactinon will be taken twice daily. A Phase II study is ongoing in HIV-infected children to define the dose and safety profile of Coactinon in the pediatric population.

      DAPD. We have initiated Phase I/II clinical trials with DAPD for the treatment of HIV. We have licensed worldwide rights to DAPD for the treatment of HIV and hepatitis B from Emory and the University of Georgia Research Foundation, Inc., University of Georgia.

      We believe that DAPD is currently the only member of its chemical series which is in development for the treatment of viral diseases, and may offer advantages over currently marketed nucleosides from other series because of its unique structural activity in the laboratory against certain resistant strains of HIV. DAPD is synergistic with a number of antivirals in laboratory studies. HIV strains that are resistant to AZT, 3TC or Coviracil are not cross-resistant to DAPD. Studies in animals have demonstrated the majority of DAPD is rapidly converted to dioxolane guanosine, DXG, the active anti-HIV agent. Preliminary analyses of these pharmacokinetic studies indicate that DXG serum concentrations decline with a terminal half-life ranging from approximately two to eight hours. The analysis of several urine samples from this study indicate the presence of DXG with no other metabolites detected. Initial results from a Phase I/II 14-day monotherapy study were recently presented by us. HIV-infected patients received doses of 25, 100, 200 and 300 mg of DAPD twice-a-day. The median viral load decrease was 0.45 log10, 1 log10, 1.19 log10 and 1.5 log10, respectively. Furthermore, at the 300 mg twice-a-day dose, 83% (5/6) of the patients had a viral load decrease of 1.5 log10 or more (32 fold). At all doses tested, viral suppression was observed and suggested a dose effect relationship. In addition, the drug was well tolerated at all doses tested with no significant or consistent adverse effects during the dosing period. The trial is ongoing.

      DMP-450. DMP-450 is currently in Phase II pharmacokinetic and tolerance studies in Europe and South America. We obtained worldwide license rights to DMP-450 through the acquisition of Avid, in 1997. See "--License and Other Material Agreements--The DuPont Pharmaceuticals Company and Avid Corporation."

      DMP-450 is a potent, selective inhibitor of the HIV-1 protease that belongs to a novel chemical class, the cyclic ureas. In preclinical laboratory tests, DMP-450 showed a dose-dependent inhibition of HIV replication in three different cell types and reduced the yield of virus by more than 99.9% at concentrations as low as 0.5 uM. Resistance to the compound is conferred by the V82A or I84V mutation, consistent with mutations observed with several other protease inhibitors. DMP-450 is synergistic with a number of antiretrovirals in laboratory studies. Long-term toxicology studies have been completed in animals.

      Data from a Phase I study conducted by The DuPont Pharmaceuticals Company, DuPont, formerly The DuPont Merck Pharmaceutical Company, showed that DMP-450 was generally well tolerated following single oral doses that ranged from 60 mg to 1,250 mg in normal, healthy male volunteers for up to four days. A Phase I/II trial, initiated by Avid and ongoing at the time of its acquisition, was put on clinical hold by the FDA in October 1997 because of the FDA's concerns regarding toxicity and electrocardiographic abnormalities observed in animals exposed to high doses of DMP-450. The patients in the Phase I/II study were administered oral doses that ranged from 500 mg to 750 mg three times a day and experienced no significant adverse reactions. After discussions with the FDA, we initiated a Phase I pharmacokinetic study for DMP-450 in the United States. We also initiated a Phase I safety and tolerance study in Europe in January 1998. The Phase I safety and tolerance study was designed to determine whether any electrocardiographic abnormalities could be observed in humans (when steady-state blood levels of DMP-450 are reached (i.e., 3 days)) with doses at or above those planned to be used in efficacy studies. Both studies have been completed and no electrocardiographic abnormalities were observed in the Phase I safety and tolerance study. Additionally, we have conducted a Phase I study where DMP-450 was given to healthy volunteers for twenty-eight days. Although analysis of this study is ongoing, it appears the drug was well tolerated at currently anticipated doses. We also initiated a Phase I/II combination study outside the United States in the second half of 1999 in HIV-infected patients. The initiation of potential efficacy studies in the United States awaits the outcome of further discussions with the FDA as DMP-450 remains on partial clinical hold.

      Hepatitis B

      Background. Hepatitis B virus is the causative agent of both the acute and chronic forms of hepatitis B, a liver disease that is a major cause of illness and the ninth leading cause of death throughout the world. It is estimated that over two billion individuals worldwide have been infected with hepatitis B virus, of which approximately 300-350 million are considered chronic carriers of the disease. Many chronic carriers of the virus show no signs of disease; however 25-30% experience symptomatic disease, which may lead to the development of cirrhosis or liver cancer. Hepatitis B virus infection is prevalent in Southern Europe, Africa, South America, and particularly, Asia. Over two-thirds of the world's chronic carriers are thought to reside in Asia, with China representing over half of these infections. In the United States, it is estimated that over one million individuals are chronic carriers of hepatitis B virus, and despite the availability and aggressive use of vaccines against the virus, the number of infected individuals continues to grow, with 1.7 million chronic carriers projected by the year 2010.

      Vaccines are currently available that can prevent the transmission of hepatitis B virus; however, these vaccines have no efficacy in those already infected. Alpha interferon (a commercially available drug approved for the treatment of hepatitis B) is administered by injection, is not always successful in controlling the virus and is associated with significant side-effects, the most common being severe "flu-like" symptoms. While other compounds have some activity in the treatment of hepatitis B virus infection, we believe additional drugs will be necessary to effectively treat the disease. For example, 3TC has shown good tolerance and effective suppression of hepatitis B virus replication during the course of treatment. However, virus replication can return during prolonged therapy. Studies of more prolonged therapy are in progress, and antiviral resistance has been observed with certain patients.

      We believe that hepatitis B, like HIV, may be treated more effectively with coactive therapy. Therefore, even if other drugs are approved for the treatment of hepatitis B, we believe there will still be a need for additional safe and effective oral therapies for chronic hepatitis B that can be used in coactive therapies.

      Development Status. We are developing three compounds for the treatment of hepatitis B, two of which, Coviracil and DAPD, are also being developed for the treatment of HIV.

      Emtricitabine, formerly known as FTC. We are currently conducting Phase II clinical trials with emtricitabine for the treatment of hepatitis B. Some of the development activities we plan to undertake with Coviracil for the treatment of HIV will also be used in the development of emtricitabine for the treatment of hepatitis B. See "--HIV--Development Status--Coviracil (emtricitabine), formerly known as FTC."

      Emtricitabine has been shown to be a potent inhibitor of hepatitis B replication in laboratory studies, and is synergistic in laboratory studies in combination with several other compounds intended for the treatment of hepatitis
B. The anti-hepatitis activity of emtricitabine has been demonstrated in a chimeric mouse model and against woodchuck hepatitis virus, WHV, in naturally infected woodchucks. The hepatitis infection of the woodchuck results in a disease state closely resembling that found in humans infected with hepatitis B. In the woodchuck model at doses above 3 mg/kg, all treated animals had significantly reduced levels of WHV DNA in their blood. One week after treatment was stopped, WHV levels returned to pretreatment levels, as is seen with 3TC.

      A Phase I/II dose-response trial of emtricitabine has been completed in patients with chronic hepatitis B infection from the United States and Hong Kong. Patients received non-randomized, escalating doses of emtricitabine of 25 mg to 300 mg once-daily for 8 weeks. Emtricitabine was generally well tolerated throughout the trial. At 56 days of treatment, median plasma hepatitis B DNA ranged from 6.9 to 4.1 log10 across the doses. Similarly, median change from baseline in plasma hepatitis B DNA ranged from -1.8 to -3.4 log10.

      L-FMAU. We have completed nine and 12 month toxicology studies, pharmacokinetic and efficacy preclinical studies, as well as a single-dose, dose escalation Phase I study with L-FMAU. We have licensed worldwide rights to L-FMAU, except in Korea, from Bukwang Pharm. Ind. Co., Ltd., Bukwang, for all human antiviral applications.

      L-FMAU is a pyrimidine nucleoside analogue that has been shown to be a potent inhibitor of hepatitis B replication in laboratory studies. The effective concentration of L-FMAU required to inhibit virus growth by 50% (EC50) ranges from 0.02 to 0.15 uM with a mean of 0.08 uM. The bioavailability of L-FMAU was 59% to 64% in rats and 19% to 29% in woodchucks. The pharmacokinetics of L-FMAU in rats, woodchucks and monkeys were independent of dose over a range of doses.

      In laboratory studies, the efficacy of L-FMAU has been demonstrated in woodchucks chronically infected with WHV. Within seven days of initial treatment, large reductions in serum WHV DNA were observed over a range of doses. A once-daily dose of 10 mg/kg L-FMAU decreased WHV DNA by 8 logs; the virus did not return for 26 and 68 weeks after cessation of dosing in the majority of animals dosed for 4 and 12 weeks, respectively. Clinical toxicology studies, 9 months in rats and 1 year in monkeys, have been completed and supported the initiation of clinical development. Our Phase I dose escalation study has demonstrated that L-FMAU is orally available. Additionally, at the limited doses given in the study, it was well tolerated.

      DAPD. In laboratory studies, DAPD has been shown to be a potent inhibitor of hepatitis B replication. In the woodchuck model, DAPD was found to be as active as 3TC in reducing serum levels of circulating viral DNA when administered for 12 weeks. Some of the development activities we have undertaken with DAPD for the treatment of HIV will be used in the evaluation of DAPD development for the treatment of hepatitis B. See "--HIV--Development Status--DAPD."

License and Other Material Agreements

      Abbott Laboratories. In August 1999, we completed a worldwide strategic alliance with Abbott for six antiviral compounds. Pursuant to terms of the Abbott Alliance, Triangle and Abbott will collaborate with respect to the clinical development, registration, distribution and marketing of various proprietary pharmaceutical products for the prevention and treatment of HIV and hepatitis B virus. In the United States, Triangle and Abbott will co-promote four Triangle drug candidates currently in active development for HIV and/or hepatitis B, Coviracil, Coactinon, DAPD and L-FMAU, and Abbott's two HIV protease inhibitors, Norvir (R) (ritonavir) and ABT-378, currently in Phase III development. Outside the United States, Abbott has exclusive sales and marketing rights to promote the four Triangle antiviral compounds and Abbott's two HIV compounds. Triangle and Abbott will share profits and losses for the four Triangle drug candidates. Triangle will receive detailing fees and commissions on incremental sales they generate for Abbott's protease inhibitors. In addition, Abbott will have the right of first discussion to market future Triangle compounds. The Abbott Alliance provides for non-contingent research funding of $31.7 million, $25.0 million of which was received on December 30, 1999 and $6.7 million was received on January 14, 2000, and up to $185 million of contingent development milestone payments and the sharing of future commercialization costs. In addition, Abbott purchased approximately 6.57 million shares of Triangle common stock at $18.00 per share with net proceeds to us of approximately $115.9 million. The Abbott Alliance provides us with access to Abbott's international and domestic infrastructure to market and distribute products receiving regulatory approval, global manufacturing capabilities, drug development assistance, United States co-promotion rights to two Abbott compounds, as well as financial support to help fund the continued development of our portfolio of drug candidates.

      We have licensed Coactinon from Mitsubishi; Coviracil from Emory; DAPD from Emory and the University of Georgia; and L-FMAU from Bukwang. We acquired license rights to DMP-450 through our acquisition of Avid. Avid licensed DMP-450 from DuPont. See "--Risk and Uncertainties--Because we face risks related to our license and option agreements, we could lose our rights to our drug candidates."

Mitsubishi Chemical Corporation

      In December 1995, we entered into an option agreement with Mitsubishi pursuant to which Mitsubishi granted us an option to obtain an exclusive license to Coactinon. We exercised this option and, in June 1997, entered into a license agreement with Mitsubishi pursuant to which we received an exclusive license to all of Mitsubishi's rights to Coactinon for use in the HIV field. The license includes all countries of the world except Japan. As consideration for the exclusive license, we paid a license initiation fee and agreed to make certain milestone and royalty payments, including minimum annual royalty payments to Mitsubishi. We are also required to meet certain milestone obligations and conduct certain development work with respect to Coactinon. Under the license agreement, we have agreed to perform preclinical testing and clinical trials with Coactinon. Mitsubishi is primarily responsible for prosecuting all patents related to the Coactinon technology at its own expense. We are obligated to indemnify Mitsubishi against any claims or losses incurred as a result of our breach of the license agreement or our manufacture, testing, design, use, sale and labeling of products utilizing the Coactinon technology. Mitsubishi has the right to terminate the license if we do not satisfy certain milestone obligations or if we do not cure any material breach of the license agreement. The termination of the license agreement would adversely affect our business.

Emory University and University of Georgia Research Foundation, Inc.

      Coviracil. In April 1996, we entered into a license agreement with Emory pursuant to which we received an exclusive worldwide license to all of Emory's rights to purified forms of Coviracil for use in the HIV and the hepatitis B fields. As consideration for the exclusive license of the emtricitabine technology, we issued 500,000 shares of common stock and agreed to pay certain license fees, all of which have been paid to Emory. In addition, we agreed to make certain milestone and royalty payments to Emory. Beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the emtricitabine technology in the United States and the third year after the first registration is granted for an anti-hepatitis B product incorporating the emtricitabine technology in certain major market countries, we will be required to pay Emory minimum annual royalties for the HIV and hepatitis B indications, respectively. Under the license agreement, Emory is primarily responsible for prosecuting all patents related to the emtricitabine technology. We agreed to reimburse Emory for the patent prosecution costs it incurs after December 1996. We have the right to pursue any actions against third parties for infringement of the emtricitabine technology at our expense. Upon the conclusion of any such infringement action, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Emory during the time the infringement action was pending. In addition, we are obligated to defend, indemnify and hold harmless Emory and certain of its representatives against any claims or losses incurred as a result of our manufacturing, testing, design, use and sale of products utilizing the emtricitabine technology. Emory has the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event we do not satisfy certain milestone obligations. Emory may also terminate the license agreement upon an uncured breach of the agreement by us. In the event of such termination or conversion, we will grant Emory certain nonexclusive, royalty-free license rights in all intellectual property under our control relating to the emtricitabine technology necessary for the marketing of products incorporating the emtricitabine technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement would adversely affect our business.

      In May 1999, Emory and Glaxo Wellcome plc, Glaxo, settled their litigation pending in the United States District Court relating to Coviracil, and Triangle became the exclusive licensee of the United States and all foreign patent applications and patents filed by Burroughs Wellcome Co, Burroughs Wellcome, on the use of Coviracil to treat hepatitis B. Pursuant to the license and settlement agreements, Emory and Triangle were also given access to development and clinical data and drug substance held by Glaxo relating to Coviracil.

      DAPD. In March 1996, we entered into a license agreement with Emory and University of Georgia pursuant to which we received an exclusive worldwide license to all of Emory's and University of Georgia's rights to a series of nucleoside analogues including DAPD and DXG (i.e., the active anti-HIV agent) for use in the HIV and hepatitis B fields. As consideration for the exclusive license of the DAPD technology, we issued an aggregate of 150,000 shares of common stock to Emory and University of Georgia. In addition, we are agreed to make certain milestone and royalty payments to Emory and University of Georgia. In March 1999, we began paying license maintenance fees because certain development milestones had not yet been achieved. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the DAPD technology, we will be required to pay Emory and University of Georgia a minimum annual royalty. Under the license agreement, Emory and University of Georgia are primarily responsible for prosecuting all patents related to the DAPD technology. We agreed to reimburse Emory and University of Georgia for the patent prosecution costs they incur after the date of the license agreement. We have the right to pursue any actions against third parties for infringement of the DAPD technology at our expense. Upon the conclusion of any such infringement action, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Emory and University of Georgia during the time the infringement action was pending. In addition, we are obligated to defend, indemnify and hold harmless Emory, University of Georgia and certain of their representatives against any claims or losses incurred as a result of our manufacturing, testing, design, use and sale of products utilizing the DAPD technology. Emory and University of Georgia have the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event we do not satisfy certain milestone obligations. Emory and University of Georgia may also terminate the license agreement upon an uncured breach of the agreement by us. In the event of such termination or conversion, we will grant Emory and University of Georgia certain nonexclusive, royalty-free license rights in all intellectual property under our control relating to the DAPD technology necessary for the marketing of products incorporating the DAPD technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could adversely affect our business.

The DuPont Pharmaceuticals Company and Avid Corporation

      We completed our acquisition of Avid on August 28, 1997, pursuant to the terms of a merger agreement among Triangle, a wholly-owned subsidiary of Triangle and Avid. Avid's principal assets consist of worldwide license rights to DMP-450 for use in the HIV field and proprietary assays to screen compounds for the treatment of hepatitis B. Avid acquired its rights to the DMP-450 technology in December 1996 through an exclusive license from DuPont. Pursuant to the license agreement, we are required to make certain milestone and royalty payments and to pay license preservation fees to DuPont, which began in 1998, in the event other payments do not equal certain annual amounts. Under the license agreement, DuPont is primarily responsible for prosecuting all patents related to the DMP-450 technology. We are required to reimburse DuPont for the patent prosecution costs it incurs after the date of the license agreement, other than any litigation expenses incurred by DuPont. In certain circumstances, we have the right to pursue any actions against third parties for infringement of the DMP-450 technology at our expense. In addition, we are obligated to indemnify DuPont against any claims or losses incurred as a result of our production, manufacture, use, sale, lease, consumption, or advertisement of products utilizing the DMP-450 technology. DuPont may terminate the license agreement upon an uncured breach of the agreement by us. The termination of the license agreement could adversely affect our business.

      Pursuant to the terms of the merger agreement, we issued 400,000 shares of common stock in exchange for all outstanding capital stock of Avid. We also agreed to issue up to 2,100,000 additional shares of common stock upon the achievement of certain milestones relating to DMP-450. The issuance of 1,600,000 of these shares was contingent upon Triangle's initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999, the DMP Milestone Date, or electing on or before the DMP Milestone Date to continue the development of DMP-450 even if such clinical trials had not been initiated. In February 1999, representatives of the former Avid stockholders agreed to extend the DMP Milestone Date until February 28, 2000, in exchange for Triangle's issuance of 100,000 of the 1,600,000 contingent shares in 1999. In March 2000, these representatives further agreed to extend the DMP Milestone Date until August 28, 2001 in exchange for Triangle's issuance of an additional 400,000 of the 1,600,000 contingent shares in 2000 and the registration by June 1, 2000 of a substantial portion of the 400,000 shares. As part of the second extension, Triangle also agreed to increase the remaining number of the 1,600,000 contingent shares by 50,000 shares so that 1,150,000 shares, instead of 1,100,000 shares, would be issuable if Triangle initiates pivotal Phase II clinical trials with DMP-450 on or before August 28, 2001 or elects on or before August 28, 2001 to continue the development of DMP-450 even if such clinical trials had not been initiated. The issuance of the remaining 500,000 of the 2,100,000 shares is contingent upon the attainment of other development milestones with DMP-450. In connection with the acquisition, we also assumed operating and other liabilities of Avid totaling approximately $1.3 million and certain development liabilities totaling approximately $1.0 million

Bukwang Pharm. Ind. Co., Ltd.

      In February 1998, we entered into a license agreement with Bukwang pursuant to which we received an exclusive license to all of Bukwang's rights to L-FMAU for use in the hepatitis B field as well as all other human antiviral applications. Bukwang obtained its rights to L-FMAU through an exclusive license from Yale University, Yale, and University of Georgia. Our license includes all countries of the world except Korea. As consideration for the exclusive license of the L-FMAU technology, we paid a license initiation fee and agreed to pay development and sales milestones. We also agreed to pay a royalty on the net sales of any licensed products. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the L-FMAU technology, we will be required to pay an annual minimum royalty. Under the license agreement, Yale and University of Georgia are primarily responsible for prosecuting all patents related to the L-FMAU technology which they licensed to Bukwang, at our expense.

      We are primarily responsible for prosecuting all patents related to any L-FMAU technology that may be acquired by Bukwang or us at our own expense. In addition, Yale and University of Georgia have the first right to pursue any actions against third parties for infringement of the L-FMAU technology, either jointly with us (with expenses shared equally) or, if not jointly with us, solely at their expense. Upon the conclusion of any such infringement action brought solely by us, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Bukwang during the time the infringement action is pending. We are obligated to indemnify Bukwang against any claims or losses incurred as a result of our breach of the license agreement or our manufacture, testing, design, use, sale and labeling of products utilizing the L-FMAU technology. Bukwang has the right to terminate the license agreement in the event we do not achieve certain milestone obligations or upon an uncured breach of the agreement by us. In the event of such termination, we will grant Bukwang certain nonexclusive, royalty free license rights in all intellectual property under our control relating to the L-FMAU technology necessary for marketing products which contain L-FMAU. The termination of the license agreement could adversely affect our business.

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

      With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to be significant during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The PTO is conducting two adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, University of Georgia, the Regents, DuPont, and Mitsubishi provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceedings, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and University of Georgia, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and logo, Coactinon(R) and Coviracil(R). Moreover, our pending application in the European Union for the mark Coviracil has been opposed by Orsem, based upon registrations for the mark Coversyl(R) in various countries, and Les Laboratories Serveir, based on a French registration for the mark Coversyl. We do not believe that the marks Coviracil and Coversyl are confusingly similar, but, in the event they are found to be confusingly similar, we may need to adopt a different product name for emtricitabine in the applicable jurisdictions. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us. See -- "Risk and Uncertainties--If we or our licensors are not able to obtain and maintain adequate patent protection for our products, we may be unable to commercialize our products or to prevent other companies from using our technology in competitive products."

Government Regulation

      The development of our drug candidates and the manufacturing and marketing of any drug candidates we successfully develop are subject to extensive regulation by numerous governmental authorities in the United States and other countries. See "--Risk and Uncertainties--We are subject to extensive government regulation and may fail to receive regulatory approval which could prevent or delay the commercialization of our products."

FDA Approval

      In the United States, pharmaceuticals are subject to rigorous FDA regulation. The Federal Food, Drug, and Cosmetic Act governs the testing, manufacture, approval, labeling, storage, record keeping, reporting, advertising and promotion of our drug candidates and any products that we may successfully develop. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The steps required before a new prescription drug may be marketed in the United States include:

      o     preclinical laboratory and animal tests,

      o the submission to the FDA of an Investigational New Drug Application, IND, which must be evaluated and found acceptable by the FDA before human clinical trials may commence,

      o adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug,

      o     the submission of an New Drug Application, NDA, to the FDA,

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

      o Phase II involves trials in a limited patient population to determine the effectiveness of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible short-term side effects and safety risks. After a drug candidate demonstrates an acceptable safety profile and probable effectiveness, Phase III trials are initiated.

      o Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at multiple clinical study sites.

      Pivotal clinical trials are those expanded studies intended to support a submission for regulatory approval of a drug candidate. Pilot clinical trials are those involving a small number of patients. The FDA reviews both the clinical trial plans and the results of the trials at each phase, and any safety reports and other information submitted during the clinical trial. The FDA may discontinue the trials at any time if there are significant safety issues.

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

      A company may conduct clinical trials outside of the United States, using a product manufactured outside the country, and in some circumstances manufactured within the United States, without an IND. The FDA will accept data from foreign clinical trials to support clinical investigations in the United States and/or approval of an NDA only if the agency determines that the trials are well-designed, well-conducted, performed by qualified investigators, and conducted in accordance with internationally recognized ethical principles and any applicable foreign requirements. We initiated Phase I/II clinical trials in Europe for Coactinon prior to submitting an IND in the United States. We may, in the future, conduct clinical trials with other drug candidates in various foreign countries without an IND and have done so in the case of L-FMAU. Clinical trials we conduct in either the United States or foreign countries may not demonstrate that any of our drug candidates under development are safe and effective, and the FDA may require additional clinical trials to support approval of an NDA.

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

      The FDA has also issued regulations establishing an accelerated NDA approval procedure for certain drugs under Subpart H of the agency's NDA approval regulations. The Subpart H regulations provide for accelerated NDA approval for new drugs intended to treat serious or life-threatening diseases where the drugs provide a meaningful therapeutic advantage over existing treatment. Under this accelerated approval procedure, the FDA may approve a drug based on evidence from adequate and well-controlled studies of the drug's effect on a surrogate endpoint that is reasonably likely to predict clinical benefits, or on evidence of the drug's effect on a clinical endpoint other than survival or irreversible morbidity. This approval is conditional on the favorable completion of post-marketing (Phase IV) trials to establish and define the degree of clinical benefits to the patient. These clinical trials would usually be underway when the product obtains this accelerated approval. The FDA may also impose distribution restrictions where necessary to assure safe use of the drug. If, after approval, a post-marketing clinical study establishes that the drug does not perform as expected, or if post-marketing restrictions are not adhered to or are not adequate to ensure the safe use of the drug, or other evidence demonstrates that the product is not safe and/or effective under its conditions of use, the FDA may withdraw approval. The Subpart H accelerated approval regulations can complement other accelerated approval regulations. These two procedures for expediting the clinical evaluation and approval of certain drugs may shorten the drug development process by as much as two to three years.

      The Food and Drug Administration Modernization Act of 1997 also contains statutory provisions designed to expedite the review of new drugs intended to treat serious or life-threatening conditions. This Act amended the Federal Food, Drug, and Cosmetic Act to provide for the designation of a "fast track" product. This Act also establishes procedures to facilitate development and expedite FDA review of a drug intended for treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs. Approval of a fast track product may be subject to conditions, including requirements to conduct post-approval clinical trials and to presubmit promotional materials. Approval of a fast track product can be withdrawn, using expedited procedures, for reasons similar to those specified in the Subpart H Regulations.

      The FDA has notified us that two of our drug candidates, Coviracil and DAPD for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. We believe that certain of our other drug candidates may also meet the fast track criteria. We may be able to commercialize our drug candidates which meet these criteria in a shorter time period than has historically been required for drugs that do not meet the criteria for expedited review. We cannot assure you, however, that any of our drug candidates will retain their designation for fast track development or will qualify or continue to qualify for expedited review or that any of our drug candidates will be approved or will be approved in a time period that is shorter than other drugs that do not qualify for this review.

      Once the sale of a product is approved, the FDA regulates the manufacturing, marketing, safety reporting and other activities. The FDA periodically inspects both domestic and foreign drug manufacturing facilities to ensure compliance with applicable good manufacturing practice regulations, NDA conditions of approval and other requirements. In addition, manufacturers must register with the FDA and submit a list of every drug in commercial distribution. We do not have or currently intend to develop the facilities to manufacture our drug candidates in commercial quantities and, therefore, we intend to establish relationships with contract manufacturers for the commercial manufacture of any products that we successfully develop. Some of these contract manufacturers may be located outside the United States. Our contract manufacturers may not be able to attain or maintain compliance with good manufacturing practice regulations and NDA conditions. Changes in contract manufacturers may result in the need for new NDA submissions or delays in the availability of product. Post-marketing reports are also required, for purposes such as monitoring the product's usage and any adverse effects. Product approvals may be withdrawn, or other actions may be ordered, or criminal or other sanctions imposed if we do not maintain compliance with regulatory requirements.

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

      We believe we are in compliance, in all material respects, with all applicable regulations. These regulations are subject to change and may in the future require substantial effort and cost to us to comply with each of the regulations, and may possibly restrict our business activities. See "--Risk and Uncertainties--We may incur substantial costs related to our use of hazardous materials."

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

      If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position and adversely affect our business. See "--Risk and Uncertainties--Intense competition may render our drug candidates noncompetitive or obsolete."

Manufacturing

      We do not have any internal manufacturing capacity and we rely on third party manufacturers for the manufacture of all of our clinical trial material. We plan to expand our existing relationships or to establish relationships with additional third party manufacturers for products that we successfully develop. The terms of the Abbott Alliance provide that Abbott will manufacture all or a portion of our product requirements for those products that are or become covered by the Abbott Alliance. We may be unable to maintain our relationship with Abbott or to establish or maintain relationships with other third party manufacturers on acceptable terms, and third party manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, third party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products. Our business could be adversely affected if we fail to establish or maintain relationships with third parties for our manufacturing requirements on acceptable terms. See "--Risk and Uncertainties--Because we may be unable to successfully manufacture our drug candidates, our business may never achieve profitability" and "--Government Regulation."

Sales and Marketing

      In the United States, we currently intend to market the drug candidates covered by the Abbott Alliance in collaboration with Abbott and to market other drug candidates that we successfully develop, that do not become part of the Abbott Alliance, through a small, direct sales force. Outside of the United States, we expect Abbott to market drug candidates covered by the Abbott Alliance and, for any other drug candidates that we successfully develop that do not become part of the Abbott Alliance, we intend to market and sell through arrangements or collaborations with third parties. In addition, we expect Abbott to handle the distribution and sale of drug candidates covered by the Abbott Alliance both inside and outside the United States. With respect to the United States, our ability to market the drug candidates that we successfully develop will be contingent upon recruitment, training and deployment of a sales and marketing force as well as the performance of Abbott under the Abbott Alliance. We may be unable to establish marketing or sales capabilities or to maintain arrangements or enter into new arrangements with third parties to perform those activities on favorable terms. In addition, any such third parties may have significant control or influence over important aspects of the commercialization of our drug candidates, including market identification, marketing methods, pricing, composition of sales force and promotional activities. We also may have limited control over the amount and timing of resources that a third party may devote to our drug candidates. Our business may never achieve profitability if we fail to establish or maintain a sales force and marketing, sales and distribution capabilities. See "--Risk and Uncertainties--We may be unable to successfully market, sell or distribute our drug candidates."

Health Care Reform Measures and Third Party Reimbursement

      The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business, the announcement and/or adoption of such proposals or efforts could have an adverse effect on our profit margins and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Present coactive treatment regimens for the treatment of HIV are expensive; published reports indicate the cost per patient per year can exceed $13,000, and may increase as new combinations are developed. These costs have resulted in limitations in the reimbursement available from third party payors for the treatment of HIV infection, and we expect that reimbursement pressures will continue in the future. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. See "--Risk and Uncertainties--Health care reform measures and third party reimbursement practices are uncertain and may adversely impact the commercialization of our products."

Human Resources

      As of December 31, 1999, Triangle had approximately 175 employees, including approximately 128 in development and approximately 47 in administration. Of these employees, 63 hold advanced degrees, of which 36 are M.D.s or Ph.D.s. Our future success will depend in large part upon our ability to attract and retain highly qualified personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. All of our employees have signed confidentiality agreements and the Chief Executive Officer, the President and each vice president have entered into employment agreements. See "--Risk and Uncertainties--Because we may not be able to attract and retain key personnel and advisors, we may not successfully develop our products or achieve our other business objectives."

Risk and Uncertainties

      In addition to the other information contained herein, the following risks and uncertainties should be carefully considered in evaluating Triangle and its business.

All of our products are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business.

      Some of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. None of our drug candidates has been approved by regulatory authorities. We do not expect any of our drug candidates to be commercially available until at least the year 2001. There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

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

      We formed Triangle in July 1995 and we have only a limited operating history for you to review in evaluating our business. We have incurred losses since our inception. At December 31, 1999, our accumulated deficit was $221.4 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so until at least the year 2001. In addition, we expect annual losses to increase over the next several years as we expand our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

If we need additional funds and are unable to raise them, we would have to curtail or cease operations.

      Our drug development programs and potential commercialization of our drug candidates require substantial capital expenditures, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials, toxicology studies and potential commercial launch of our drug candidates, clinical trials of drug candidates, sales and marketing expenses and payments to our licensors. We expect our capital requirements to continue to increase. Our future capital needs will depend on many factors, including:

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

      We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. Although the Abbott Alliance provided us with significant additional funding, we cannot assure you that such funding will be sufficient to meet our future needs. In addition, we cannot assure you that we will receive the contingent future research funding payments under the Abbott Alliance. Therefore, we may need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements or to modify the Abbott Alliance on terms that are not favorable to us. These collaborative arrangements or modifications could result in the transfer to third parties of rights that we consider valuable. In addition, we often consider the acquisition of technologies and drug candidates that would increase our capital requirements.

Because our products may not successfully complete clinical trials required for commercialization, our business may never achieve profitability.

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate, as occurred with DMP-450. These side effects could also result in the FDA or foreign regulatory authorities refusing to approve the drug candidate for any and all targeted indications. We, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

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

      In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays, as occurred with Coactinon. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that two of our drug candidates, Coviracil and DAPD for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

      Several pharmaceutical and biotechnology companies, universities and research institutions have filed patent applications or received patents that cover our technologies or technologies similar to ours. Others have filed patent applications and received patents that conflict with patents or patent applications we own or have in-licensed, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those owned by or licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our drug candidates. For example, United States patent applications are confidential while pending in the PTO and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any such license on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our drug candidates, which would adversely affect our business.

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

      Coviracil (emtricitabine)

      Coviracil, a purified form of FTC, belongs to the same general class of nucleosides as lamivudine, also known as 3TC. In the United States, the FDA has approved 3TC for the treatment of hepatitis B and for use in combination with zidovudine, also known as AZT, for the treatment of HIV. Regulatory authorities have approved 3TC for the treatment of hepatitis B in several other countries and for use in combination with other nucleoside analogues for the treatment of HIV in a number of other countries. Glaxo currently sells 3TC for the treatment of HIV and hepatitis B under a license agreement with BioChem Pharma Inc., BioChem Pharma. We obtained rights to Coviracil under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to compositions of matter and methods to treat HIV and hepatitis B with Coviracil. In 1991, Yale filed in the United States patent applications on FTC, including Coviracil and its use to treat hepatitis B, and subsequently licensed its rights under those patent applications to Emory. Our license arrangement with Emory includes all rights to Coviracil and its uses claimed in the Yale patent applications.

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

      DAPD

      We obtained our rights to DAPD under a license from Emory and the University of Georgia. Our rights to DAPD include a number of issued United States patents that cover composition of matter, a method for the synthesis of DAPD, methods for the use of DAPD alone or in combination with certain other agents for the treatment of hepatitis B, and a method to treat HIV with DAPD. We also have rights to several foreign patents and patent applications that cover methods for the use of DAPD alone or in combination with certain other anti-hepatitis B agents for the treatment of hepatitis B. Additional foreign patent applications are pending which contain claims for the use of DAPD to treat HIV. Emory and the University of Georgia filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD. In a patent opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering DAPD is valid. Emory has informed Triangle that it has appealed this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle do not pursue the appeal, we would not be able to sell DAPD in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have also been opposed by BioChem Pharma. We cannot assure you that a court or administrative body would invalidate BioChem Pharma's patent claims. Further, a sale of DAPD by us may infringe BioChem Pharma's patents. If Emory, the University of Georgia and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents, pending patent applications, or patents that may issue from such applications, we will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

      With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO is conducting two adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, the University of Georgia, The Regents of the University of California, DuPont, and Mitsubishi provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and the University of Georgia, the licensors of L-FMAU to Bukwang, are primarily responsible for patent prosecution activities with respect to L-FMAU at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and logo, Coactinon(R) and Coviracil(R). Moreover, our pending application in the European Union for the mark Coviracil has been opposed by Orsem, based upon registrations for the mark Coversyl(R) in various countries, and Les Laboratories Serveir, based on a French registration for the mark Coversyl. We do not believe that the marks Coviracil and Coversyl are confusingly similar, but, in the event they are found to be confusingly similar, we may need to adopt a different product name for emtricitabine in the applicable jurisdictions. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

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

      We have engaged and intend to continue to engage third party contract research organizations and other third parties to help us develop our drug candidates. Although we have designed the clinical trials for our drug candidates, the contract research organizations have conducted many of the clinical trials. As a result, many important aspects of our drug development programs have been and will continue to be outside of our direct control. In addition, the contract research organizations may not perform all of their obligations under arrangements with us. If the contract research organizations do not perform clinical trials in a satisfactory manner or breach their obligations to us, the development and commercialization of any drug candidate may be delayed or precluded. We do not intend to engage in drug discovery. Our strategy for obtaining additional drug candidates is to utilize the relationships of our management team and scientific consultants to identify drug candidates for in-licensing from companies, universities, research institutions and other organizations. We may not succeed in acquiring additional drug candidates on acceptable terms or at all.

Because we may not be able to attract and retain key personnel and advisors, we may not successfully develop our products or achieve our other business objectives.

      We are highly dependent on our senior management and scientific staff, including Dr. David Barry, our Chairman and Chief Executive Officer. We have entered into employment agreements with the President and each vice president of Triangle. Dr. Barry's employment agreement contains certain non-competition provisions. In addition, the employment agreements for the President and each of the vice presidents provide for certain severance payments which are contingent upon the President's and each vice president's refraining from competition with Triangle. The loss of the services of any member of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. In order to pursue our drug development programs and marketing plans, we will need to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

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

      As of January 31, 2000, our directors, executive officers and their affiliates, excluding Abbott, owned approximately 16.4% of our outstanding common stock and Abbott owned approximately 17.5% of our outstanding common stock. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has certain rights to purchase shares directly from us in order to maintain its existing level of ownership, also known as antidilution protection. One Abbott designee serves as a member of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

The market price of our stock may be adversely affected by market volatility.

      The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

      o announcements of the results of clinical trials by us or our competitors,

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

      In addition, if our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of January 31, 2000, there were 37,580,695 shares of common stock outstanding, of which approximately 23,000,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 8,200,000 shares have rights to cause us to register them for sale to the public. We have filed registration statements to register the sale of approximately 3,900,000 of these shares. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance. Any such sales may make it more difficult for us to raise needed capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

Antitakeover provisions in our charter documents and Delaware law could delay, defer or prevent a tender offer or takeover attempt that you consider to be in your best interest.

      We have adopted a number of provisions that could have antitakeover effects. On January 29, 1999, our Board of Directors, the Board, adopted a preferred stock purchase rights plan, commonly referred to as a "poison pill." The rights plan is intended to deter an attempt to acquire Triangle in a manner or on terms not approved by the Board. Thus, the rights plan will not prevent an acquisition of Triangle which is approved by the Board. Our charter authorizes the Board to issue shares of undesignated preferred stock without stockholder approval on terms as the Board may determine. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of Triangle. Our bylaws divide the Board into three classes of directors with each class serving a three year term. These and other provisions of our charter and our bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Triangle, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

No Dividends

      We have never declared or paid any cash dividends on our common stock, and we currently do not intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the operation of our business.

Forward-Looking Statements

      Statements in this Annual Report on Form 10-K regarding the dates on which we anticipate commencing clinical trials with, or commercializing, our drug candidates, anticipated developments in the markets for anti-HIV and anti-hepatitis B drugs and estimates of the date through which we believe our working capital will satisfy our capital requirements constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause the actual timing of such clinical trials, commercialization, developments in the markets for anti-HIV and anti-hepatitis B drugs and the date through which our working capital will satisfy our capital requirements to differ materially from those projected. With respect to the dates on which we anticipate commencing clinical trials, we have made certain assumptions regarding, among other things, the successful and timely completion of preclinical tests, the approval to conduct clinical trials by the FDA or other regulatory authorities, the availability of adequate supplies of drug substance, the pace of patient enrollment and the availability of the capital resources necessary to complete preclinical tests and conduct clinical trials. With respect to commercialization, we have made assumptions regarding, among other things, the timing of our receipt of FDA marketing approval. With respect to future developments in the markets for anti-HIV and anti-hepatitis B drugs, our assumptions include, among other things, that the number of individuals infected with HIV and hepatitis B will continue to increase, that current therapies will continue to have only limited effectiveness in controlling the viruses, and that additional drugs with improved safety or effectiveness will be developed. Our estimate of the date through which our working capital will satisfy our capital requirements is based on assumptions regarding, among other things, the progress of our drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, costs under the license and/or option agreements relating to our drug candidates (including the costs of obtaining patent protection for our drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the magnitude of administrative and legal expenses, the costs of establishing internal capacity and third party arrangements for sales and marketing functions, the costs of establishing third party arrangements for manufacturing, changes in interest rates and foreign currency exchange rates, and losses on our investment portfolio. Our ability to commence clinical trials on the dates anticipated, commercialization, developments in the markets for anti-HIV and anti-hepatitis B drugs and the date through which our working capital will satisfy our capital requirements are subject to numerous risks, including the risks discussed under the caption "Risk and Uncertainties" contained herein. Undue reliance should not be placed on the dates on which we anticipate commencing clinical trials with respect to any of our drug candidates, anticipated commercialization dates, anticipated increases in the markets for anti-HIV and anti-hepatitis B drugs or our estimate of the date through which our working capital will satisfy our capital requirements. These estimates are based on our current expectations, which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 2. Properties

      As of December 31, 1999, we occupied an approximately 101,000 square foot administrative office, laboratory and pilot manufacturing facility encompassed in two adjacent buildings in Durham, North Carolina pursuant to a lease that continues through September 2003. We believe our facilities will be adequate to meet our needs through December 2000.

Item 3. Legal Proceedings

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any legal proceedings. Emory, from which we have licensed several of our drug candidates, including Coviracil, is a party to several interference and opposition proceedings and one lawsuit in Australia regarding certain of the patents and patent applications related to these drug candidates. We cannot assure you that Emory will prevail in any of these proceedings and any significant adverse development with respect to Emory's claims could have a material adverse effect on us and our ability to commercialize these drug candidates. Any development adverse to our interests could have a material adverse effect on our future consolidated financial position, results of operations and cash flow. In addition, we are obligated to reimburse Emory for certain expenses related to these proceedings and these expenses could be substantial. See "Item 1. Business--Risk and Uncertainties--If we or our licensors are not able to obtain and maintain adequate patent protection for our products, we may be unable to commercialize our products or to prevent other companies from using our technology in competitive products" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." See also note 13 to Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) Market Price of and Dividends on the Registrant's Common Equity.

      Our common stock is traded on the Nasdaq National Market under the symbol "VIRS." The following table sets forth the high and low sale prices for the common stock on the Nasdaq National Market in the last two fiscal years and through March 10, 2000:

                                                         High             Low
                                                      ---------        ---------
Year Ended December 31, 1998:
1st Quarter........................................   $   21.13        $   14.63
2nd Quarter........................................       19.63            14.38
3rd Quarter........................................       18.25             8.38
4th Quarter........................................       13.88            10.25

Year Ended December 31, 1999:
1st Quarter........................................   $   16.75        $   10.25
2nd Quarter........................................       19.38            10.50
3rd Quarter........................................       23.63            14.88
4th Quarter........................................       21.50            10.31

Year Ended December 31, 2000:
1st Quarter (through March 10, 2000)...............   $   27.25        $   12.75

      On March 10, 2000, the last reported sale price of our common stock was $15.69 per share. As of January 31, 2000, there were approximately 540 holders of record, and approximately 4,260 beneficial holders of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently do not intend to pay any cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

      The selected consolidated statement of operations data with respect to the years ended December 31, 1999, 1998, 1997 and 1996, and with respect to the period from inception (July 12, 1995) through December 31, 1995, and the consolidated balance sheet data at December 31, 1999, 1998, 1997, 1996 and 1995, set forth below are derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and our consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of our future consolidated results.

                                                                                                Period from
                                                                                                 Inception
                                                                                                 (July 12,
                                                                                                   1995)
                                                            Year Ended December 31,               Through
                                             ------------------------------------------------   December 31,
                                                1999         1998         1997         1996        1995
                                             ---------    ---------    ---------    ---------    ---------
                                                     (In thousands, except per share amounts)
Statement of Operations Data:
Operating expenses:
  License fees ...........................   $   9,965    $   6,500    $     610    $   3,267    $      --
  Development ............................      85,336       55,117       22,240        4,967           --
  Purchased research and development (1)         1,247           --       11,261           --           --
  Selling, general and administrative ....      14,638        9,774        7,071        3,558        1,004
                                             ---------    ---------    ---------    ---------    ---------
Loss from operations .....................    (111,186)     (71,391)     (41,182)     (11,792)      (1,004)
Interest income, net .....................       6,565        4,120        3,514          875           37
                                             ---------    ---------    ---------    ---------    ---------

Net loss .................................   $(104,621)   $ (67,271)   $ (37,668)   $ (10,917)   $    (967)
                                             =========    =========    =========    =========    =========

Basic and diluted net loss per common
  share (2) ..............................   $   (3.18)   $   (2.93)   $   (2.00)   $   (1.89)   $   (0.60)
                                             =========    =========    =========    =========    =========
Shares used in computing basic and diluted
  net loss per common share (2) ..........      32,923       22,927       18,871        5,784        1,624
                                             =========    =========    =========    =========    =========

                                                                       December 31,
                                             -------------------------------------------------------------
                                                1999         1998         1997         1996         1995
                                             ---------    ---------    ---------    ---------    ---------
                                                                     (In thousands)
Balance Sheet Data:
    ......................................
Cash and cash equivalents ................   $  58,486    $  77,653    $  34,698    $  25,255    $   3,082
Working capital (3) ......................     123,649       79,807       50,247       41,349        2,868
Investments ..............................      99,265       41,039       23,098       27,946           --
Total assets .............................     166,497      124,313       61,878       55,495        3,102
Capital lease obligation - noncurrent ....           9          153          300          364           --
Long-term debt ...........................          --           --          178           --           --
Deferred revenue .........................      25,000           --           --           --           --
Accumulated deficit during development
  stage ..................................    (221,444)    (116,823)     (49,552)     (11,884)        (967)
Total stockholders' equity ...............     115,273      101,951       52,717       52,656        2,888

----------
(1) See note 9 of notes to consolidated financial statements for information concerning our acquisition of Avid on August 28, 1997. As a result of the acquisition, we recorded an in-process research and development charge of $11.3 million in 1997 and an additional charge of $1.2 million in 1999. The operating results of Avid have been included in our consolidated financial statements from the date of the acquisition.

(2) See note 1 of notes to consolidated financial statements for information concerning the computation of basic and diluted net loss per common share and shares used in computing net loss per common share.

(3) Working capital represents the difference between our current assets and current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed above at "Item 1. Business--Risk and Uncertainties" and "Item 1. Business--Risk and Uncertainties--Forward-Looking Statements." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

Overview

      Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for our drug candidates, raising capital and developing our drug candidates. We have not received any revenues from the sale of products and do not expect any of our drug candidates to be commercially available until at least the year 2001. As of December 31, 1999, our accumulated deficit was $221.4 million.

      We require substantial capital expenditures relating to the development and potential commercialization of our drug candidates, including expenditures for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to our licensors. We have been unprofitable since our inception and expect to incur substantial and increasing losses for at least the next several years, due substantially to the expansion of our drug development programs and the addition of infrastructure necessary to commercialize our drug candidates. We will require substantial capital expenditures relating to activities many of which may need to occur prior to, and in anticipation of, the potential regulatory approval of our drug candidates, including expenditures associated with the continued establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures. Many of these capital expenditures may be incurred irrespective of whether our drug candidates are approved when anticipated or at all. We expect that losses will fluctuate from period to period and that such fluctuations may be substantial. See "Item 1. Business--Risk and Uncertainties-- We have incurred losses since inception and may never achieve profitability."

      We have only a limited operating history upon which an evaluation of Triangle and our prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating our prospects. To address these risks, we must, among other things, successfully develop and commercialize our drug candidates, secure all necessary proprietary rights, respond to competitive developments, obtain additional financing and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing these risks. See "Item 1. Business--Risk and Uncertainties-- All of our products are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business" and "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we would have to curtail or cease operations."

      Our operating expenses will depend on several factors, including the level of development expenses and the potential commercialization of our drug candidates. Development expenses will depend on the progress and results of our drug development efforts, which we cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. The level of expenses relating to the establishment of a sales and marketing organization, the manufacture of drug substance and other administrative expenditures will depend on the success of the development of our drug candidates; however, many of these capital expenditures may be incurred irrespective of whether our drug candidates are approved when anticipated or at all. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the common stock could be materially adversely affected. See "Item 1. Business--Risk and Uncertainties-- The market price of our stock may be adversely affected by market volatility."

Results of Operations

Interest Income, Net

      Net interest income totaled $6.6 million in 1999, compared to $4.1 million in 1998, and to $3.5 million in 1997. The increase in interest income in 1999 compared to 1998, and in 1998 compared to 1997, is due primarily to larger average investment balances primarily from financing proceeds. Larger average investment balances in 1999, as compared to 1998, are associated primarily with proceeds associated with the Abbott Alliance and with financing activities in December of 1998. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $10.0 million in 1999, compared to $6.5 million in 1998 and to $610,000 in 1997. License fees in 1999 relate to achievement of milestone obligations, license fees associated with the license and settlement agreements with Glaxo on the use of Coviracil to treat hepatitis B, and license preservation fees for our drug candidate portfolio. License fees in 1998 related primarily to execution of the L-FMAU license agreement as well as license preservation fees for our drug candidate portfolio. License fees in 1997 related mainly to license preservation fees for our drug candidate portfolio. The increase in 1999 as compared to 1998 and 1997 relates primarily to recognition of milestone obligations required under license agreements of our drug candidate portfolio and other fees. Future license fees may consist of milestone payments or annual preservation payments under existing licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that we cannot predict. These factors include, among others, the success of our drug development programs and the extent to which we in-license additional drug candidates. See "--Liquidity and Capital Resources."

Development Expenses

      Development expenses totaled $85.3 million in 1999, compared to $55.1 million in 1998 and to $22.2 million in 1997. Development expenses in 1999 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, preclinical testing and consulting expenses. Development expenses in 1998 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, toxicology studies, preclinical testing and patent related activities for our drug candidates. Development expenses in 1997 consisted primarily of expenses for drug synthesis, clinical trials, toxicology studies, employee compensation, preclinical testing and patent related activities for our drug candidates. The substantial increase in 1999 development expenses as compared to 1998 and 1997 is due primarily to the continued and more expansive drug development activities on our drug candidates, including the addition of development personnel necessary to perform these activities. In 1999 and 1997, development expenses were reduced by approximately $265,000 and $1.2 million, respectively, relating to the reimbursement of certain development expenses under our license agreements.

      We expect our development expenses to increase in the future due to continued expansion of drug development activities for our existing portfolio of drug candidates, including preclinical testing, toxicology studies, clinical trials and the manufacture of drug substance for preclinical tests, clinical trials and production of commercial material in anticipation of product launch. In addition, if we in-license or otherwise acquire rights to additional drug candidates, development expenses would increase.

Purchased Research and Development

      Purchased research and development expenses totaled $1.2 million in 1999 and $11.3 million in 1997. Purchased research and development expense in 1999 relates to the April 1, 1999 issuance of 100,000 shares of common stock as consideration to former stockholders of Avid for extending the payment date of certain contingent consideration from February 28, 1999 to February 28, 2000. The charge, representing the fair market value of our common stock at the date on which the extension was granted, was recorded as purchased research and development as DMP-450 is still at an early stage of clinical development and has no alternative future use. Purchased research and development expense in 1997 related to our acquisition of Avid in which we issued 400,000 shares of common stock in exchange for all of the outstanding common stock of Avid and agreed to issue up to 2,100,000 additional shares of common stock upon the achievement of certain milestones relating to DMP-450. The charge represents Avid's in-process research and development associated with Avid's principal asset, worldwide license rights to DMP-450.

      In March 2000, the payment date of certain contingent consideration was extended a second time until August 28, 2001. As consideration for the second extension, we agreed to issue 400,000 shares of common stock and to increase the remaining number of contingent shares by 50,000. Accordingly, if we initiate pivotal Phase II clinical trials with DMP-450 on or before August 28, 2001 or elect on or before August 28, 2001 to continue development of DMP-450 even if such clinical trials had not been initiated, we would issue 1,150,000 shares of common stock. Issuance of the 400,000 shares will be recorded as additional purchase price in the Avid acquisition and will be recorded in 2000 based on the fair market value of the common stock. Issuance of the remaining 500,000 of the 2,100,000 shares is contingent upon the attainment of other development milestones with DMP-450. Issuance of any of these contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses totaled $14.6 million in 1999, compared to $9.8 million in 1998 and $7.1 million in 1997. SG&A expenses in 1999 consisted primarily of amounts paid for outside professional services; primarily marketing, legal and investor relations services; employee compensation and rent expense. SG&A expenses in 1998 consisted primarily of employee compensation expense; amounts paid for outside professional services; primarily marketing, legal and investor relations services; and rent expense. SG&A expenses in 1997 consisted primarily of employee compensation expense, rent expense and amounts paid for outside professional services. The increases in 1999 compared to 1998 and 1997 are due primarily to increased sales and marketing expenditures as we develop our sales and marketing infrastructure and from the growth of our operations and personnel to support clinical and development activities. SG&A expenses were reduced by approximately $1.5 million in 1999 for reimbursable sales and marketing expenses as dictated by the Abbott Alliance profit and loss sharing arrangement. We expect that our SG&A expenses will continue to increase in future periods as we continue to expand development activities and continue the development of our sales and marketing organization.

Liquidity and Capital Resources

      We have financed our operations since inception (July 12, 1995), primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $111.9 million (net of offering costs), and from initial and secondary public offerings, which provided aggregate net proceeds of approximately $96.8 million (net of offering costs), as well as net proceeds from the completion of the Abbott Alliance (including net proceeds from the sale of common stock and non-contingent research and development reimbursement) of approximately $140.7 million. In addition, we have received approximately $2.3 million as reimbursement of certain development expenses under our license agreements. See "--Strategic Alliance with Abbott Laboratories."

      During 1999, we completed our strategic alliance with Abbott. In addition to providing global sales, marketing, and manufacturing capabilities, the Abbott Alliance provided approximately $115.9 million in net proceeds in 1999 from the sale of approximately 6.57 million shares of common stock, approximately $24.8 million in net reimbursement of research and development expenses, and approximately $1.5 million in net reimbursed sales and marketing expenses as dictated by the Abbott Alliance profit and loss sharing arrangement. During 1998, we had three equity offerings which provided aggregate net proceeds of approximately $115.8 million.

      At December 31, 1999, we had net working capital of $123.6 million, an increase of $43.8 million over December 31, 1998. The increase in working capital is principally the result of net proceeds and reimbursement from the Abbott Alliance partially offset by costs of the continued development of our drug candidates and other increased operating costs. Our principal source of liquidity at December 31, 1999, was $58.5 million in cash and cash equivalents and $99.3 million in investments which are considered "available-for-sale," reflecting a $39.1 million increase of cash, cash equivalent and investment balances over those at December 31, 1998.

      In conjunction with the development of our drug candidates, we outsource certain aspects of our clinical trials and focus on what we believe are the most critical aspects of the development process. Accordingly, we have entered into contractual arrangements with selected third parties regarding clinical and toxicology studies in the development of our drug candidates. At December 31, 1999, we estimate this contractual commitment to be approximately $17.0 million; however, this estimate is dependent upon the results of the underlying studies as well as certain other variable components. Additionally, we have entered into agreements with selected third parties to provide drug substance to satisfy our drug development requirements and for the potential commercial launch of our drug candidates. At December 31, 1999, we estimate this drug substance commitment to be approximately $9.0 million. The actual obligation underlying these commitments may differ from our estimates due to a number of variable components.

      We expect that our capital requirements will continue to increase in future periods as we fund our drug development programs, pay obligations under our license and/or option agreements, continue development of our sales and marketing organization, acquire drug substance from third party manufacturers, and incur other SG&A expenditures necessary to support our expanding operations. Our future capital requirements will depend on many factors, including the progress of our drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to our drug candidates (including the costs of obtaining patent protection for our drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of our drug candidates, administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party arrangements for manufacturing, including Abbott, and other factors.

      Amounts payable by us in the future under our existing license agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. Our existing license agreements, as of December 31, 1999, may require future cash payments of up to $67.3 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of our licensors has the option to receive $2.0 million of such future milestone payments in shares of common stock (based on the then current market price) in lieu of a cash payment. As of December 31, 1999, we are also obligated to issue up to an additional 2,000,000 shares of common stock upon the achievement of certain development milestones relating to DMP-450, which was acquired in the acquisition of Avid. Additionally, we will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $50,000 (if only a single drug candidate is approved for one indication) to $46.5 million (if all drug candidates are approved for all indications) under our existing license agreements.

      We believe that our cash, cash equivalents and investments will be adequate to satisfy our anticipated capital requirements through June 2001, but expect that we will be required to raise additional funds through equity or debt financings, or from other sources. There can be no assurance that additional funding will be available on favorable terms from any of these sources or at all. See "Item 1. Business--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we would have to curtail or cease operations."

Foreign Currency Risk Management

      In the ordinary course of business, we are exposed to foreign currency exchange rate risk. This exposure primarily relates to the purchase of drug substance and/or services from foreign vendors in contracts for which the obligation is denominated in a foreign currency. We periodically enter into foreign exchange contracts to manage these exposures when we consider it practical to do so.

      We have established a control environment, which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies include only the hedging of firm commitments and prohibit the holding of derivative instruments for trading purposes. Specific hedging strategies depend on several factors, including the magnitude of the exposure, offset through contract terms, cost and availability of the appropriate instruments, anticipated time horizon, and the variability of the underlying commitment. We monitor the effectiveness of our hedging structures on an ongoing basis. At December 31, 1999, we had no outstanding derivative financial instruments.

Strategic Alliance with Abbott Laboratories

      In August 1999, we completed a worldwide strategic alliance with Abbott for six antiviral compounds. Pursuant to terms of the Abbott Alliance, we will collaborate with Abbott with respect to the clinical development, registration, distribution and marketing of various proprietary pharmaceutical products for the prevention and treatment of HIV and hepatitis B virus. In the United States, Triangle and Abbott will co-promote our four drug candidates currently in active development for HIV and/or hepatitis B, Coviracil, Coactinon, DAPD and L-FMAU, and Abbott's two HIV protease inhibitors, Norvir (R) (ritonavir) and ABT-378, currently in Phase III development. Outside the United States, Abbott has exclusive sales and marketing rights to promote our four antiviral compounds and their two HIV compounds. Triangle and Abbott will share profits and losses for our four drug candidates. We will receive detailing fees and commissions on incremental sales we generate for Abbott's protease inhibitors. In addition, Abbott will have the right of first discussion to market future Triangle compounds. The Abbott Alliance provides for non-contingent research and development reimbursement of $31.7 million, $25.0 million of which was received on December 30, 1999 and $6.7 million was received on January 14, 2000, and up to $185.0 million of contingent development milestone payments and the sharing of future commercialization costs. In addition, Abbott purchased approximately
6.57 million shares of our common stock at $18.00 per share. The Abbott Alliance provides us with access to Abbott's international and domestic infrastructure to market and distribute products receiving regulatory approval, global manufacturing capabilities, drug development assistance, United States co-promotion rights to two Abbott compounds, as well as financial support to help fund the continued development of our portfolio of drug candidates.

Stockholder Rights Plan

      On January 29, 1999, our Board adopted a "Stockholder Rights Plan" in which preferred stock purchase rights were distributed as a dividend at the rate of one right per share of common stock and ten rights per share of Series A Preferred Stock (i.e., the equivalent of one right per share of common stock issuable upon the conversion of the Series A Preferred Stock), held as of February 16, 1999. Each right entitles the holder to acquire one-thousandth of a share of $0.001 par value Series B Junior Participating Preferred Stock, upon a third party acquiring beneficial ownership of 15 percent or more of Triangle's common stock, at a price of $100.00 per right. The Stockholder Rights Plan is designed to deter a party from gaining control of Triangle without offering a fair price to all stockholders and should encourage a party to negotiate with our Board prior to attempting to acquire us.

Litigation and Other Contingencies

      As discussed in note 13 of the Notes to Consolidated Financial Statements, we are indirectly involved in several patent opposition and adversarial proceedings and one lawsuit filed in Australia regarding the patent rights related to two of our licensed drug candidates, including Coviracil. Although we are not a named party in any of these proceedings, we are obligated to reimburse our licensors for certain legal expenses associated with these proceedings. We cannot predict the outcome of these proceedings. We believe that an adverse judgment rendered against us would not result in a material financial obligation, nor would we have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" as no amounts have been capitalized related to our drug candidates. However, any development in these proceedings adverse to our interests, including but not limited to any adverse development related to the patent rights licensed to us for these two drug candidates or our rights or obligations related thereto, could have a material adverse effect on our business and future consolidated financial position, results of operations and cash flow. See "Item 1. Business--Risk and Uncertainties--If we or our licensors are not able to obtain and maintain adequate patent protection for our products, we may be unable to commercialize our products or to prevent other companies from using our technology in competitive products."

Year 2000 Compliance

      We suffered no disruption of operations or adverse events in regards to the Year 2000 date recognition problem on our existing internal systems, and to our knowledge, there have been no adverse events experienced by our key business vendors which have impacted our operations or will impact our future plans. Total incremental expenditures associated with our Year 2000 compliance program were approximately $200,000 and were expensed as incurred.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133, as amended and deferred by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. We intend to adopt SFAS 133 when required; however, SFAS 133 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We adopted the provisions of SAB 101 in the three month period ending December 31, 1999 as it significantly impacts revenue recognition associated with certain terms of our strategic alliance with Abbott. Issuance of SAB 101 changes revenue recognition practices for non-refundable up-front payments such as the $31.7 million non-contingent research and development reimbursement stipulated in the Abbott Alliance and requires deferred recognition of these payments over the anticipated research and development arrangement period. Accordingly, no revenue was recognized in 1999 associated with the $25.0 million reimbursement received on December 30, 1999. Revenue recognition for the $31.7 million non-contingent research and development reimbursement will be deferred over the expected development period for the drug candidates in the Abbott Alliance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      At December 31, 1999, we had no outstanding derivative financial instruments. We have, however, established policies and procedures for market risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

      Triangle is subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds with an average maturity of less than one year. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10 percent from levels at December 31, 1999, the fair value of the portfolio is expected to decline by an immaterial aggregate amount primarily due to the short maturity of the portfolio. At December 31, 1999, our portfolio consisted of approximately $94.6 million of investments maturing within one year and approximately $4.7 million of investments maturing after one year but within 18 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect our consolidated operating results or cash flows to be affected by a significant amount due to a sudden change in interest rates.

Foreign Currency Exchange Risk

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency-hedging program. The goal of our hedging program is to economically guarantee, or lock into, exchange rates on firm foreign currency cash outflows and to minimize the impact of foreign currency fluctuations on our operations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Accountants..............................................................  46

Consolidated Balance Sheets as of December 31, 1999 and 1998...................................  47

Consolidated Statements of Operations for the years ended December 31, 1999, 1998,
     1997 and the period from inception (July 12, 1995) through December 31, 1999..............  48

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998,
     1997 and the period from inception (July 12, 1995) through December 31, 1999..............  49

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998,
     1997 and the period from inception (July 12, 1995) through December 31, 1999..............  50

Notes to Consolidated Financial Statements.....................................................  51

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Triangle Pharmaceuticals, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Triangle Pharmaceuticals, Inc. and its subsidiaries, a development stage company, (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and the period from inception (July 12, 1995) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 22, 2000

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                     December 31,
                                                              ----------------------
Assets                                                           1999         1998
                                                              ---------    ---------
Current assets:
     Cash and cash equivalents ............................   $  58,486    $  77,653
     Restricted deposits ..................................          27           49
     Investments ..........................................      94,583       22,933
     Interest receivable ..................................       1,307          612
     Receivable from collaborative partner ................       1,156           --
     Prepaid expenses .....................................         555          769
                                                              ---------    ---------
        Total current assets ..............................     156,114      102,016
                                                              ---------    ---------
Property, plant and equipment, net ........................       5,701        4,164
Investments ...............................................       4,682       18,106
Restricted deposits .......................................          --           27
                                                              ---------    ---------
        Total assets ......................................   $ 166,497    $ 124,313
                                                              =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable .....................................   $  11,495    $  11,778
     Capital lease obligation-current .....................         133          126
     Long-term debt-current ...............................          --          158
     Accrued expenses .....................................      14,587       10,147
     Deferred revenue .....................................       6,250           --
                                                              ---------    ---------
        Total current liabilities .........................      32,465       22,209
                                                              ---------    ---------
Capital lease obligation-noncurrent .......................           9          153
Deferred revenue ..........................................      18,750           --
                                                              ---------    ---------
        Total liabilities .................................      51,224       22,362
                                                              ---------    ---------
Commitments and contingencies (See notes 3, 5, 7, 9 and 13)          --           --
Stockholders' equity:
     Convertible Preferred Stock, $0.001 par value;
        5,000 shares authorized; 0 and 170 shares,
        issued and outstanding, respectively ..............          --           --
     Common Stock, $0.001 par value; 75,000 shares
        authorized; 37,578 and 28,871 shares,
        issued and outstanding, respectively ..............          38           29
     Warrants .............................................          --          114
     Additional paid-in capital ...........................     336,814      218,683
     Accumulated deficit during development stage .........    (221,444)    (116,823)
     Accumulated other comprehensive (loss) income ........        (135)          18
     Deferred compensation ................................          --          (70)
                                                              ---------    ---------
        Total stockholders' equity ........................     115,273      101,951
                                                              ---------    ---------
        Total liabilities and stockholders' equity ........   $ 166,497    $ 124,313
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                                    Period from
                                                                                     Inception
                                                  Year Ended December 31,          (July 12, 1995)
                                         -----------------------------------          Through
                                           1999         1998         1997          December 31, 1999
                                         ---------    ---------    ---------       -----------------
Operating expenses:
  License fees .......................   $   9,965    $   6,500    $     610           $  20,342
  Development ........................      85,336       55,117       22,240             167,660
  Purchased research and development .       1,247           --       11,261              12,508
  Selling, general and administrative       14,638        9,774        7,071              36,046
                                         ---------    ---------    ---------           ---------
Loss from operations .................    (111,186)     (71,391)     (41,182)           (236,556)
Interest income, net .................       6,565        4,120        3,514              15,112
                                         ---------    ---------    ---------           ---------

Net loss .............................   $(104,621)   $ (67,271)   $ (37,668)          $(221,444)
                                         =========    =========    =========           =========

Basic and diluted net loss per common
  share ..............................   $   (3.18)   $   (2.93)   $   (2.00)
                                         =========    =========    =========
Shares used in computing basic and
  diluted net loss per common share ..      32,923       22,927       18,871
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                    Period from
                                                                                                     Inception
                                                           Year Ended December 31,                (July 12, 1995)
                                                   -----------------------------------               Through
                                                      1999         1998         1997             December 31, 1999
                                                   ---------    ---------    ---------           -----------------
Cash flows from operating activities:
Net loss .......................................   $(104,621)   $ (67,271)   $ (37,668)            $(221,444)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization ................       1,207          889          313                 2,509
  Purchased research and development ...........       1,247           --       11,261                12,508
  Stock-based compensation: license fees .......          --           --           --                   636
  Stock-based compensation: development ........          54           45           43                   489
  Stock-based compensation: general and
    administrative .............................         146           36           --                   414
  Change in assets and liabilities:
    Receivables ................................      (1,851)        (312)         429                (2,463)
    Prepaid expenses ...........................         214           22         (233)                 (555)
    Accounts payable ...........................        (283)       8,626        1,568                11,495
    Accrued expenses ...........................       4,561        4,949        4,358                14,588
    Deferred revenue ...........................      25,000           --           --                25,000
                                                   ---------    ---------    ---------             ---------
Net cash used by operating activities ..........     (74,326)     (53,016)     (19,929)             (156,823)
                                                   ---------    ---------    ---------             ---------
Cash flows from investing activities:
  Sale (purchase) of restricted deposits .......          49           43           56                   (27)
  Purchase of investments ......................    (102,126)     (55,632)     (29,259)             (220,286)
  Proceeds from sale and maturity of investments      43,747       37,709       34,108               120,886
  Purchase of property, plant and equipment ....      (2,744)      (2,181)      (2,295)               (8,035)
  Acquisition of Avid Corporation, net of cash
    acquired ...................................          --           --       (3,053)               (3,053)
                                                   ---------    ---------    ---------             ---------
Net cash used by investing activities ..........     (61,074)     (20,061)        (443)             (110,515)
                                                   ---------    ---------    ---------             ---------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs .     116,218      116,334       29,523               325,445
  Sale of options under salary investment option
    grant program ..............................          95           97           70                   262
  Proceeds from stock options/warrants exercised         215            1            1                   242
  Proceeds from notes payable ..................          --           --          374                   374
  Equipment financing ..........................          --           --           --                   354
Principal payments on capital lease obligations
    and notes payable ..........................        (295)        (400)        (153)                 (853)
                                                   ---------    ---------    ---------             ---------
Net cash provided by financing activities ......     116,233      116,032       29,815               325,824
                                                   ---------    ---------    ---------             ---------
Net (decrease) increase in cash and cash
  equivalents ..................................     (19,167)      42,955        9,443                58,486
Cash and cash equivalents at beginning of year .      77,653       34,698       25,255                    --
                                                   ---------    ---------    ---------             ---------
Cash and cash equivalents at end of year .......   $  58,486    $  77,653    $  34,698             $  58,486
                                                   =========    =========    =========             =========

Supplemental disclosure of noncash investing and financing activities:

      On April 1, 1999, the Company issued 100 shares of Common Stock valued at $1,247 in conjunction with the Avid Corporation acquisition.

      In 1999, 6 shares of Common Stock were issued to an officer of the Company as compensation.

      On August 28, 1997, the Company issued 400 shares of Common Stock, valued at $8,117, in exchange for all outstanding shares of Avid Corporation.

      Noncash investing activities during 1997 totaled $59 and related to the acquisition of laboratory equipment for the assumption of a capital lease obligation.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                            Convertible
                                            Preferred Stock                             Common Stock        Additional
                                     --------------------------  ------------     ------------------------    Paid-In
                                        Shares         Amount       Warrants       Shares        Amount       Capital
                                     -----------   ------------  ------------     ---------   ------------  ------------
Initial sale of stock...........             933   $          1  $         --         1,175   $          1  $        710
Additional sale of stock........           4,249              4            --         1,495              2         3,137
Stock-based compensation........              --             --            --            --             --            12
Comprehensive loss:
  Net loss......................              --             --            --            --             --            --
                                     -----------   ------------  ------------     ---------   ------------  ------------
Balance, December 31, 1995......           5,182              5            --         2,670              3         3,859
Sale of stock...................           3,756              4            --         4,943              5        59,506
Stock-based compensation........              --             --           152           700              1         1,127
Stock options exercised.........              --             --            --           317             --            57
Conversion of Preferred to
  Common Stock..................          (8,938)            (9)           --         8,938              9            --
Comprehensive loss:
  Net loss......................              --             --            --            --             --            --
                                     -----------   ------------  ------------     ---------   ------------  ------------
Balance, December 31, 1996......              --             --           152        17,568             18        64,549
Sale of stock...................              --             --            --         2,014              2        29,521
Acquisition of Avid Corp........              --             --            --           400             --         8,117
Sale of stock options...........              --             --            --            --             --            70
Stock-based compensation........              --             --           (38)           --             --            --
Stock options exercised.........              --             --            --            13             --             3
Comprehensive loss:
  Net loss......................              --             --            --            --             --            --
                                     -----------   ------------  ------------     ---------   ------------  ------------
Balance, December 31, 1997......              --             --           114        19,995             20       102,260
Sale of stock...................             170             --            --         8,868              9       116,325
Sale of stock options...........              --             --            --            --             --            97
Stock-based compensation........              --             --            --            --             --            --
Stock options exercised.........              --             --            --             8             --             1
Comprehensive loss:
  Change in unrealized
    gains/(losses) on investments             --             --            --            --             --            --
  Net loss......................              --             --            --            --             --            --
                                     -----------   ------------  ------------     ---------   ------------  ------------
Balance, December 31, 1998......             170             --           114        28,871             29       218,683
Sale of stock...................              --             --            --         6,605              7       116,211
Sale of stock options...........              --             --            --            --             --            95
Stock-based compensation........              --             --            --             6             --           101
Stock options/warrants exercised              --             --          (114)          296             --           479
Conversion of Preferred to
  Common Stock..................            (170)            --            --         1,700              2            (2)
Purchased in-process research and
  development costs.............              --             --            --           100             --         1,247
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss..              --             --            --            --             --            --
  Change in unrealized
    gains/(losses) on investments             --             --            --            --             --            --
  Net loss......................              --             --            --            --             --            --
                                     -----------   ------------  ------------     ---------   ------------  ------------
Balance, December 31, 1999......              --   $         --  $         --        37,578   $         38  $    336,814
                                     ===========   ============  ============     =========   ============  ============
                                                                      Accumulated
                                                     Comprehensive       Other
                                       Accumulated      Income       Comprehensive       Deferred
                                         Deficit        (Loss)        Income/(Loss)     Compensation       Total
                                      -------------   ------------     ----------        ----------       -------------
Initial sale of stock...........      $          --   $         --     $       --        $       --     $         712
Additional sale of stock........                 --             --             --                --             3,143
Stock-based compensation........                 --             --             --               (12)               --
Comprehensive loss:
  Net loss......................               (967)          (967)            --                --              (967)
                                      -------------   ------------     ----------        ----------     -------------
Balance, December 31, 1995......               (967)          (967)            --               (12)            2,888
Sale of stock...................                 --             --             --                --            59,515
Stock-based compensation........                 --             --             --              (141)            1,139
Stock options exercised.........                 --             --             --               (26)               31
Conversion of Preferred to
  Common Stock..................                 --             --             --                --                --
Comprehensive loss:
  Net loss......................            (10,917)       (10,917)            --                --           (10,917)
                                      -------------   ------------     ----------        ----------     -------------
Balance, December 31, 1996......            (11,884)       (10,917)            --              (179)           52,656
Sale of stock...................                 --             --             --                --            29,523
Acquisition of Avid Corp........                 --             --             --                --             8,117
Sale of stock options...........                 --             --             --                --                70
Stock-based compensation........                 --             --             --                48                10
Stock options exercised.........                 --             --             --                 6                 9
Comprehensive loss:
  Net loss......................            (37,668)       (37,668)            --                --           (37,668)
                                      -------------   ------------     ----------        ----------     -------------
Balance, December 31, 1997......            (49,552)       (37,668)            --              (125)           52,717
Sale of stock...................                 --             --             --                --           116,334
Sale of stock options...........                 --             --             --                --                97
Stock-based compensation........                 --             --             --                48                48
Stock options exercised.........                 --             --             --                 7                 8
Comprehensive loss:
  Change in unrealized
    gains/(losses) on investments                --             18             18                --                18
  Net loss......................            (67,271)       (67,271)            --                --           (67,271)
                                      -------------   ------------     ----------        ----------     -------------
Balance, December 31, 1998......           (116,823)       (67,253)            18               (70)          101,951
Sale of stock...................                 --             --             --                --           116,218
Sale of stock options...........                 --             --             --                --                95
Stock-based compensation........                 --             --             --                58               159
Stock options/warrants exercised                 --             --             --                12               377
Conversion of Preferred to
  Common Stock..................                 --             --             --                --                --
Purchased in-process research and
  development costs.............                 --             --             --                --             1,247
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss..                 --            (21)           (21)               --               (21)
  Change in unrealized
    gains/(losses) on investments                --           (132)          (132)               --              (132)
  Net loss......................           (104,621)      (104,621)            --                --          (104,621)
                                      -------------   ------------     ----------        ----------     -------------
Balance, December 31, 1999......      $    (221,444)  $   (104,774)    $     (135)       $       --     $     115,273
                                      =============   ============     ==========        ==========     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

Organization and principles of consolidation

      Triangle Pharmaceuticals, Inc. and its wholly-owned subsidiaries (the "Company" or "Triangle"), a development stage company, was formed July 12, 1995, as a Delaware corporation. The Company is engaged in the development of new drug candidates primarily in the antiviral area and has not yet generated revenues from operations. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

      Investments consist primarily of United States and municipal government agency obligations, corporate bonds, notes and commercial paper, and other fixed or variable income investments. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. Investments are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in comprehensive income/(loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis.

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

Revenue recognition

      Revenue for any products that are developed will be recognized when such products are shipped. Non-contingent research and development reimbursement under the Company's strategic alliance has been deferred and will be recognized over the anticipated performance of research and development. Milestone payments under our strategic alliance are earned and recognized upon the completion of the milestone.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

License fees

      Upon execution and continuation of license agreements, license initiation and preservation fees are evaluated as to whether the underlying drug candidate has alternative use, and if none, have been recorded as an expense at fair value. License milestone criteria are continuously evaluated and when criterion achievement is probable, the Company records expense at fair value, or will capitalize the fair value if marketing approval is obtained for the licensed compound or if the compound has an alternate future use. License preservation fees are recorded when payment is probable and the Company records expense, at fair value, ratably over the period for which the payment pertains.

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

Net loss per common share

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. At December 31, 1999 had such potential common shares not been antidilutive, their effect would be to increase the shares used in computing diluted net loss per common share to 34,459.

Comprehensive Income (Loss)

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new requirements for the reporting and display of comprehensive income (loss) and its components; the Company has disclosed its comprehensive income (loss) as a component of its consolidated statements of stockholders' equity.

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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies (Continued)

Stock-based compensation

      The Company records stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123.

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

      To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. As exchange rates change, gains and losses on contracts designated as hedges of existing assets or liabilities are recognized in income. Gains and losses on contracts designated as hedges of identifiable firm foreign currency commitments are deferred and recognized in the measurement of the related foreign currency transaction. The Company had no open foreign currency forward purchase contracts at December 31, 1999. For the year ended December 31, 1999 and 1998, the Company realized net losses or gains on foreign currency transactions of approximately ($145) and $25, respectively. The Company did not enter into any foreign currency forward purchase contracts in 1997.

Recent accounting pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133, as amended and deferred by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS 133 when required; however, SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

      In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provided broad conceptual discussions and industry-specific guidance concerning revenue recognition. The Company adopted SAB 101 in the three month period ending December 31, 1999 and, accordingly, has reported the impact of the strategic alliance with Abbott Laboratories ("Abbott") in accordance with SAB 101's guidance.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

2. Investments

      A summary of the fair market value of "available-for-sale" securities by classification is as follows:

                                                                December 31,
                                                            -------------------
                                                              1999        1998
                                                            -------     -------
United States Government obligations .................      $16,441     $20,983
Corporate bonds, notes and commercial paper ..........       75,206      17,358
Municipals ...........................................           --       1,200
Other ................................................        7,618       1,498
                                                            -------     -------
         Total .......................................      $99,265     $41,039
                                                            =======     =======

      Maturities of debt securities at fair market value are as follows:

                                                                December 31,
                                                            -------------------
                                                             1999        1998
                                                            -------     -------
Mature in one year or less ...........................      $94,583     $22,933
Mature after one year through five years .............        4,682      18,106
                                                            -------     -------
         Total .......................................      $99,265     $41,039
                                                            =======     =======

      Gross realized and unrealized holding gains and losses for the years ended December 31, 1999, 1998 and 1997 were not significant.

3. Property, Plant and Equipment

                                                                December 31,
                                                            -------------------
                                                             1999        1998
                                                            -------     -------
Laboratory equipment .................................      $ 4,679     $ 3,315
Office equipment .....................................        2,697       1,829
Leasehold improvements ...............................          254         193
Construction-in-progress (office and laboratory equipment)      580         130
                                                            -------     -------
                                                              8,210       5,467
Accumulated depreciation .............................       (2,509)     (1,303)
                                                            -------     -------
         Property, plant and equipment, net ..........      $ 5,701     $ 4,164
                                                            =======     =======

      The Company leases office and laboratory facilities and office equipment under various operating leases. Rent expense totaled $1,823, $1,335, and $998 for 1999, 1998, and 1997, respectively. The Company has provided a $175 letter of credit, collateralized by an equivalent amount of cash and cash equivalents, as security for a lessor.

      Minimum lease payments under operating leases at December 31, 1999 are as follows:

Year                                                                   Amount
----                                                                  --------
2000...............................................................   $  2,172
2001...............................................................      2,041
2002...............................................................      1,875
2003...............................................................      1,399
                                                                      --------
         Total.....................................................   $  7,487
                                                                      ========

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

3. Property, Plant and Equipment (Continued)

      The Company leases certain laboratory equipment under capital lease agreements. Details of the capitalized leased assets are as follows:

                                                                December 31,
                                                            -------------------
                                                             1999        1998
                                                            -------     -------
Laboratory equipment .................................      $   567     $   567
Accumulated depreciation .............................         (383)       (270)
                                                            -------     -------
         Net capitalized leased assets ...............      $   184     $   297
                                                            =======     =======

      Future minimum lease payments under capital lease obligations at December 31, 1999 are as follows:

Year                                                                     Amount
----                                                                    -------
2000................................................................    $   142
2001................................................................          7
                                                                        -------
         Total......................................................        149
Less: amounts representing interest and executory costs.............         (7)
                                                                        -------
         Net present value..........................................    $   142
                                                                        =======

Because the interest rates associated with these lease agreements approximate a market rate, the carrying value of these obligations approximates fair value. Interest expense under capital lease obligations for 1999, 1998, and 1997 was $19, $31 and $40, respectively. Interest expense associated with long-term debt obligations for 1999, 1998 and 1997 was $5, $20 and $2, respectively.

4. Accrued Expenses

      Accrued expenses consist of the following:

                                                                December 31,
                                                            --------------------
                                                             1999         1998
                                                            -------      -------
Accrued clinical studies .............................      $ 8,160      $ 6,118
Accrued drug substance ...............................        3,849        1,602
Accrued professional fees ............................          965          780
Accrued compensation and benefits ....................          426          332
Accrued duties and taxes .............................          145          297
Other ................................................        1,042        1,018
                                                            -------      -------
         Total .......................................      $14,587      $10,147
                                                            =======      =======

5. Stockholders' Equity

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

      On November 6, 1996, the Company completed its IPO of 4,533 shares of Common Stock (including the exercise of the U.S. Underwriters over-allotment option) at $10.00 per share. The net proceeds of this offering, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $41,000. Prior to the closing of the IPO, the Company's certificate of incorporation was amended to modify the

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

5. Stockholders' Equity (Continued)

number of authorized capital stock to 75,000 shares of Common Stock, $0.001 par value per share, and 5,000 shares of Preferred Stock, $0.001 par value per share.

      On June 6, 1997, the Company issued 2,000 shares of Common Stock for $30,000, or a price of $15.00 per share (a discount of approximately 15% from the average closing price of the Common Stock over the 30 trading days prior to the date of the transaction). Net proceeds to the Company from this private offering were approximately $29,400. Pursuant to the purchase agreement, these shares were registered on January 23, 1998 with the Commission. The Company was introduced to the purchaser of these shares by one of the Company's outside directors. The director received a finders fee of $500 in connection with the transaction which was recorded as an offering cost.

      On April 15, 1998, the Company completed registration of 4,025 shares of Common Stock (including the exercise of the Underwriters over-allotment options) at $15.00 per share with the Commission. The total proceeds of this public offering, net of offering costs, were approximately $55,800.

      On December 24, 1998, the Company issued 170 shares of convertible Series A Preferred Stock with a par value of $0.001 per share for $100.00 per share in a private offering to accredited institutional investors. The total proceeds of this offering, net of offering costs, were approximately $15,600. On May 14, 1999, all 170 shares were converted to 1,700 shares of Common Stock upon the approval of the issuance of preferred shares by the stockholders of the Company. The Company's certificate of incorporation authorizes the Board of Directors (the "Board"), without further action by the stockholders, to issue Preferred Stock, in one or more series and to fix the rights, priorities, preferences, qualifications, limitations and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption, terms of sinking funds and liquidation preferences of each series of Preferred Stock issued.

      On December 30, 1998, the Company issued 4,800 shares of Common Stock for $10.00 per share in a private offering to accredited investors. The total proceeds of this offering, net of offering costs, were approximately $44,400. Pursuant to the terms of this offering, a registration statement covering the resale of these shares was declared effective by the Commission on December 31, 1998.

      On August 3, 1999, the Company completed its worldwide strategic alliance with Abbott Laboratories (the "Abbott Alliance") resulting in Abbott purchasing 6,571 shares of Common Stock at $18.00 per share. Net proceeds to the Company were approximately $115,861.

      Under the terms of various agreements, the Company has the option to repurchase shares of Common Stock from certain stockholders who were employed by or who provided services to the Company at the time they acquired those shares. The Company may repurchase such shares in the event the stockholder discontinues employment or provision of services. The repurchase price is limited to the amount the stockholder originally paid for the shares. During 1996 and 1995, the Company issued shares subject to vesting totaling 560 and 2,140, respectively. The number of shares subject to repurchase decreases to zero over periods ranging from three to four years. At December 31, 1999, 55 shares were subject to repurchase rights. During 1999, 1998, and 1997, the Company recognized compensation expense of $99, $81 and $43, respectively, related to equity instruments for which the Company's repurchase option had lapsed based on the differences between fair value and the selling price per share.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

6. Employee Benefit Plans

Employee Stock Purchase Plan

      The Company's Employee Stock Purchase Plan (the "Purchase Plan") became effective November 1, 1996. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions under the Purchase Plan. A reserve of 300 shares of Common Stock has been established for this purpose. The Purchase Plan is implemented in a series of successive offering periods, each with a maximum duration of twenty-four (24) months. Payroll deductions may not exceed 10% of the participant's base salary for each semi-annual period of participation, and the accumulated payroll deductions will be applied to the purchase of shares on the participant's behalf on each semi-annual purchase date (the last business day of February and August each year, at a purchase price per share not less than 85% of the lower of (i) the fair market value of the Common Stock on the participant's entry date into the offering period or (ii) the fair market value of the Common Stock on the semi-annual purchase date). Should the fair market value of the Common Stock on any semi-annual purchase date be less than the fair market value of the Common Stock on the first day of the offering period, then the current offering period will automatically end and a new twenty-four month offering period will begin, based on the lower fair market value. The shares vest immediately upon issuance.

      During 1999, 1998 and 1997, the Company issued 39, 33 and 14 shares, respectively, in conjunction with the Purchase Plan. At December 31, 1999, the Company held payroll deductions of approximately $177 which will be converted to shares of Common Stock in 2000. The Purchase Plan had an insignificant impact on the Company's 1999, 1998 and 1997 pro forma fair value disclosure as required under SFAS 123.

Salary Investment Option Grant Program

      The Company's Salary Investment Option Grant Program (the "Investment Plan") was activated by the Compensation Committee of the Board on December 4, 1997 for calendar year 1998, on December 10, 1998 for the calendar year 1999 and on December 6, 1999 for the calendar year 2000. The Investment Plan allows executive officers and other highly compensated employees of the Company to reduce their base salary for that calendar year by a specified dollar amount not less than $10 nor more than $50. Participants are issued a non-statutory option to purchase that number of shares of Common Stock determined by dividing the total salary reduction amount by an amount equal to one-third of the fair market value per share of Common Stock on the grant date. The option will be exercisable at a price per share equal to the difference between the amount paid by the optionee for the option and the fair market value of the option shares on the grant date. As a result, upon exercise of the options issued under the Investment Plan, the optionee will have paid 100% of the fair market value of the option shares as of the grant date. The option will become vested and exercisable in a series of twelve (12) equal monthly installments over the calendar year for which the salary reduction is in effect and will become fully exercisable and vested upon certain changes in the ownership or control of the Company. Options have a maximum term of ten years from the date of grant.

Director Compensation

      All eligible non-employee directors received an option to purchase two shares of Common Stock for each year of the director's Board term plus an additional two shares for those directors who have not served previously. These options have an exercise price equal to 100% of the fair market value of the Common Stock on the grant date and will become exercisable in annual installments after the completion of each year of service following such grant. Options vest on the day immediately preceding the next annual Board meeting and have a maximum term of ten years from the date of grant, or one year from the cessation of Board service.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

401(k) Pension Plan

      The Company sponsors a qualified defined contribution pension plan which is available to substantially all permanent employees. This 401(k) plan provides for employer matching contributions based on employee participation. The total expense under this plan was $184, $104 and $26 for 1999, 1998 and 1997, respectively.

1996 Stock Incentive Plan

      The Company's 1996 Stock Incentive Plan (the "1996 Plan") serves as the successor equity incentive program to the Company's 1996 Stock Option/Stock Issuance Plan. The 1996 Plan became effective on August 30, 1996 and 2,200 options of Common Stock were authorized for issuance. On May 15, 1998, an additional 1,000 options were authorized for issuance with an automatic increase provision whereby on January 1, 1999, 2000 and 2001 four percent of the total number of shares of Common Stock issued and outstanding, as of December 31 of the preceding year, will be authorized for issuance up to an annual maximum limitation of 1,000. In no event may any one participant receive option grants or direct stock issuances for more than 500 shares in the aggregate per calendar year. The options vest over a four or five year period and have a maximum term of ten years from the date of grant.

      In accordance with the provisions of SFAS 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method required by Accounting Principles Board Opinion No. 25.

      The following table summarizes the stock option activity for the Company's plans:

                                                     Number of  Weighted Average    Weighted Average
                                                       Shares    Exercise Price        Fair Value
                                                     ---------  ----------------    ----------------
Options outstanding, December 31, 1996...               1,096       $  2.129                  --
Granted at fair value....................                 626         21.166            $ 11.682
Exercised................................                 (13)         0.075                  --
Forfeited................................                  --             --                  --
                                                       ------       --------            --------
Options outstanding, December 31, 1997...               1,709          9.121                  --
Granted at fair value....................                 802         14.809               9.612
Exercised................................                  (8)         0.075                  --
Forfeited................................                 (22)        19.352                  --
                                                       ------       --------            --------
Options outstanding, December 31, 1998...               2,481         10.895                  --
Granted at fair value....................                 991         13.774            $  9.146
Exercised................................                (256)         0.754                  --
Forfeited................................                 (83)        17.406                  --
                                                       ------       --------            --------
Options outstanding, December 31, 1999...               3,133       $ 12.460                  --
                                                       ======       ========            ========

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

6. Employee Benefit Plans (Continued)

      The following table summarizes information concerning options outstanding at December 31, 1999 and 1998:

                                                                                           Weighted Average
                                                                                               Remaining
                                                      Number          Weighted Average     Contractual Life
                                                     of Shares         Exercise Price         (In years)
                                                     ---------         --------------      ----------------
Options outstanding-
Price range:
     $0.075 - $7.000..........................              778          $     2.416            6.32
     $8.000 - $13.125.........................              373          $    11.280            8.79
     $13.250 - $13.250........................              711          $    13.250            9.96
     $13.406 - $17.063........................              632          $    15.758            8.36
     $17.313 - $23.625........................              639          $    21.224            7.84
                                                          -----          -----------            ----
Options outstanding, December 31, 1999                    3,133          $    12.460            8.16
                                                          =====          ===========            ====

Exercisable options outstanding-
Price range:
     $0.075 - $7.000..........................              778          $     2.416
     $8.000 - $13.125.........................              115          $    10.369
     $13.250 - $13.250........................                0          $     0.000
     $13.406 - $17.063........................              263          $    15.651
     $17.313 - $23.625........................              351          $    21.671
                                                          -----          -----------
Exercisable options outstanding, December
     31, 1999.................................            1,507          $     9.820
                                                          =====          ===========
Exercisable options outstanding, December
     31, 1998.................................            1,339          $     5.840
                                                          =====          ===========

      To determine the impact of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      December 31,
                                       ---------------------------------------
                                          1999          1998           1997
                                       ----------     ---------     ----------
Expected dividend yield.............         0.00%         0.00%          0.00%
Expected stock price volatility.....        80.00%        80.00%         65.00%
Risk-free interest rate.............    6.14-6.19%    4.53-4.54%    5.70%-5.72%
Expected life of options............     4-5 years     4-5 years      4-5 years

      For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS 123, its pro forma net loss and net loss per common share would have been as follows:

                                               1999           1998           1997
                                          -----------    -----------    -----------
Net loss - as reported ................   $  (104,621)   $   (67,271)   $   (37,668)
Net loss - pro forma ..................   $  (109,078)   $   (70,598)   $   (38,981)
Net loss per common share - as reported   $     (3.18)   $     (2.93)   $     (2.00)
Net loss per common share - pro forma .   $     (3.31)   $     (3.08)   $     (2.07)

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

7. Licensing Agreements

      The Company has five license agreements for drug candidates as of December 31, 1999. In the aggregate, these agreements may require future payments of up to $67,250 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to an additional 2,000 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation ("Avid"). Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $46,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements. Under the terms of the Company's license agreements, the Company was reimbursed $265 in 1999 and $1,515 in 1997 associated with certain development work. Development expenses for the years ended December 31, 1999 and 1997 have been reduced by approximately $265 and $1,168, respectively. Additionally, under the terms of certain of these agreements, the Company granted 650 shares of Common Stock to some of the licensors.

8. Income Taxes

      There is no current income tax provision or benefit recorded in any period as the Company has generated net operating losses for income tax purposes. There is no deferred income tax provision or benefit recorded in any period as the Company is in a net deferred tax asset position for which a full valuation allowance has been recorded due to the uncertainty of its realization.

      At December 31, 1999, 1998, and 1997, the Company had net operating loss carryforwards of approximately $155,344, $91,866, and $39,776, respectively, and a research credit carryforward of approximately $8,249, $6,072 and $1,951, respectively, which will expire in years 2006 to 2019. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership" provisions under Section 382 of the Internal Revenue Code.

      In connection with Triangle's acquisition of Avid, the Company acquired transferable net operating loss carryforwards, research and development credits and capitalized start-up costs which may be used to offset certain future income. Net operating loss carryforwards associated with Avid will have an annual limitation on the amount available to reduce certain future taxable income.

      The components of deferred taxes are as follows:

                                                           December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Loss carryforwards .........................   $ 61,439    $ 36,480    $ 15,982
Deferred revenue ...........................      9,887          --          --
Research tax credit ........................      8,249       6,072       1,951
License fees ...............................      7,347       4,062       1,270
Accrued liabilities and reserves ...........      2,912         481          --
Start-up costs .............................        907       1,253       1,531
                                               --------    --------    --------
Deferred tax assets ........................     90,741      48,348      20,734
Deferred tax assets valuation allowance ....    (90,741)    (48,348)    (20,734)
                                               --------    --------    --------
         Net deferred tax asset ............   $     --    $     --    $     --
                                               ========    ========    ========

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

9. Avid Acquisition

      On August 28, 1997, the Company acquired Avid in a merger accounted for as a purchase transaction. Pursuant to the merger agreement, Triangle issued 400 shares of Common Stock in exchange for all outstanding capital stock of Avid. Triangle also agreed to issue up to 2,100 additional shares of Common Stock, the issuance of 1,600 shares of which is contingent upon Triangle initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999 (the "DMP Milestone Date"), or electing on or before that date to continue the development of DMP-450 even if such clinical trials have not been initiated. In connection with the acquisition, the Company incurred a charge of $11,261 for acquired in-process research and development. In February 1999, the Company and representatives of the former stockholders of Avid agreed to extend the DMP Milestone Date until February 28, 2000. As consideration for this extension, the Company agreed to issue 100 of the 1,600 contingent shares of Common Stock in 1999. Issuance of the 100 shares resulted in an additional purchased research and development charge of $1,247 as the drug candidate was still in an early stage of development (Phase I/II). The remaining 500 of the 2,000 shares are contingent upon the obtainment of additional development milestones. Issuance of any of these contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. The operating results of Avid have been included in the Company's consolidated financial statements from its acquisition. Avid's principal asset consisted of worldwide license rights to DMP-450, a protease inhibitor for the treatment of human immunodeficiency virus infection.

10. Strategic Alliance With Abbott Laboratories

      In August 1999, the Company completed a worldwide strategic alliance with Abbott for six antiviral compounds. Pursuant to terms of the Abbott Alliance, Triangle and Abbott will collaborate with respect to the clinical development, registration, distribution and marketing of various proprietary pharmaceutical products for the prevention and treatment of HIV and hepatitis B virus. In the United States, Triangle and Abbott will co-promote four Triangle products currently in active development for HIV and/or hepatitis B, Coviracil, Coactinon, DAPD and L-FMAU, and Abbott's two HIV protease inhibitors, Norvir (R) (ritonavir) and ABT-378. Outside the United States, Abbott will have exclusive sales and marketing rights for the four Triangle antiviral compounds. Triangle and Abbott will share profits and losses for the four Triangle drug candidates. Triangle will receive detailing fees and commissions on incremental sales they generate for Abbott's protease inhibitors. In addition, Abbott will have the right of first discussion to market future Triangle compounds. The Abbott Alliance provides for non-contingent research and development reimbursement of $31,714, $25,000 of which was received on December 30, 1999 and $6,714 was received on January 14, 2000, and up to $185,000 of contingent development milestone payments and the sharing of future commercialization costs. In addition, Abbott purchased approximately 6,571 shares of Triangle Common Stock at $18.00 per share which resulted in net proceeds to the Company of $115,861. The Abbott Alliance provides access to Abbott's international and domestic infrastructure to market and distribute products receiving regulatory approval, global manufacturing capabilities, drug development assistance, United States co-promotion rights to two Abbott compounds, as well as financial support to help fund the continued development of our portfolio of drug candidates.

11. Related Party Transactions

      In May 1998, the stockholders of the Company elected an outside director to the Company's Board. This director has an ownership interest in various companies that Triangle has utilized, and continues to utilize, in the completion of its clinical and preclinical studies. As of December 31, 1999 and 1998, the Company had accounts payable outstanding to these companies of approximately $1,145 and $235, respectively, and incurred approximately $2,763 and $1,475 during 1999 and 1998, respectively, in development expense for services performed by these companies. The terms and conditions under which services are provided under these contracts have not been altered from the terms and conditions under those contracts which existed prior to the related party relationship.

      In association with the Abbott Alliance, the Company utilizes Abbott for assistance in drug development and shares expenses under a profit and loss calculation for the four Triangle products in the Abbott Alliance.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

11. Related Party Transactions (Continued)

Accordingly, the Company had accounts payable of $571 at December 31, 1999, and had incurred approximately $4,676 in 1999 development expense for services performed by Abbott. Under the profit and loss calculation, the Company had a receivable of $1,156 at December 31, 1999, and was reimbursed $1,518 of 1999 marketing expense, thereby reducing 1999 selling, general and administrative expenses. Additionally, the Company was reimbursed $25,000 for prior research and development expenses which has been recorded as deferred revenue.

12. Stockholder Rights Plan

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

13. Commitments and Contingencies

      The Company is indirectly involved in several opposition and interference proceedings and one lawsuit filed in Australia regarding the patent rights related to two of its licensed drug candidates. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow.

      The Company enters into contractual arrangements regarding clinical and toxicology studies in the development of its drug candidates. At December 31, 1999, the Company estimates its commitment to be approximately $17,000 under these agreements; however, this estimate is dependent upon the results of the underlying studies and certain other variable components. Additionally, the Company has entered into agreements with third parties to provide drug substance to satisfy its drug development requirements and to provide for the potential commercial launch of its drug candidates. At December 31, 1999, the Company estimates its commitment for drug substance to be approximately $9,000. Similar to the clinical and toxicology studies commitment, this estimate is subject to a number of variables that may result in the actual obligation differing from management's estimate.

14. Subsequent Event (Unaudited)

      Pursuant to the merger agreement executed in connection with the 1997 acquisition of Avid, the Company agreed to issue up to 2,100 additional shares of Common Stock to the former Avid stockholders upon the achievement of certain milestones related to DMP-450. The issuance of 1,600 of these shares was contingent upon the Company's initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999 (the "DMP Milestone Date"), or electing on or before the DMP Milestone Date to continue the development of DMP-450 even if such clinical trials had not been initiated. In February 1999, the Company and representatives of the former Avid stockholders agreed to extend the DMP Milestone Date to February 28, 2000 in exchange for issuance of 100 of the

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)

14. Subsequent Event (Unaudited) (Continued)

1,600 contingent shares of Common Stock. In March 2000, these representatives further agreed to extend the DMP Milestone Date until August 28, 2001. As consideration for the second extension, the Company agreed to issue 400 of the 1,500 contingent shares in 2000, and to increase the remaining number of contingent shares by 50. Accordingly, if Triangle initiates pivotal Phase II clinical trials with DMP-450 on or before August 28, 2001 or elects on or before August 28, 2001 to continue development of DMP-450 even if such clinical trials had not been initiated, the Company would issue 1,150 shares of Common Stock. Issuance of the 400 shares will be recorded as additional purchase price in the Avid acquisition and will be recorded in 2000 based on the fair market value of the Common Stock. The remaining 500 of the 2,100 additional shares are contingent upon the obtainment of additional development milestones and have not been affected by these extensions.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

      The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 45.

      (2) Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

      On December 17, 1999, the Company filed a Current Report on Form 8-K dated December 10, 1999 announcing the Company had issued a press release announcing the Food and Drug Administration advised us that we would need to conduct one or possibly two additional Phase III studies regarding our drug candidate, Coactinon.

(c) Exhibits

Exhibit
Number            Description
------            -----------

  2.1 Agreement and Plan of Reorganization among the Company, Project Z Corporation and Avid Corporation dated June 30, 1997 (filed as Exhibit 2.1 to the Company's Form 10-Q filed August 14, 1997).

  3.1(a)          Restated Certificate of Incorporation of the Company.

  3.2(a)          Second Restated Certificate of Incorporation of the Company.

  3.3(a)          Bylaws of the Company, as amended.

  3.4(a)          Restated Bylaws of the Company.

  3.5 Certificate of Designations, Preferences and Rights of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware (filed as Exhibit 4.1 to the Company's Form 8-K filed December 30, 1998).

  3.6 Certificate of Designations, Preferences and Rights of the Series B Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware (filed as Exhibit 3.6 to the Company's Form 10-K filed March 19, 1999).

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

  10.43(a) Form of Written Consent of Holders of Series A and Series B Preferred Stock to conversion, dated September 5, 1996.

  10.44(a)        Form of Waiver of Registration Rights, dated September 5,
                  1996.

  10.45           Employment Agreement between the Company and Dr. David W.
                  Barry, dated October 28, 1996 (filed as Exhibit 10.44 to the Company's Form 10-K filed March 28, 1997).

  10.46 License Agreement dated as of December 18, 1996 between Avid Corporation and The DuPont Merck Pharmaceutical Company (filed as Exhibit 10.1 to the Company's Form 10-Q filed November 14,
                  1997).

  10.47 Common Stock Purchase Agreement among the Company and the investors listed on Exhibit A thereto dated June 6, 1997 (filed as Exhibit 10.1 to the Company's Form 10-Q filed August 14, 1997).

  10.48 First Amendment to Restated Investors' Rights Agreement among the Company and certain stockholders of the Company dated June 6, 1997 (filed as Exhibit 10.2 to the Company's Form 10-Q filed August 14, 1997).

  10.49 License Agreement between the Company and Mitsubishi Chemical Corporation dated June 17, 1997 (filed as Exhibit 10.3 to the Company's Form 10-Q filed August 14, 1997).

  10.50 First Amendment to License Agreement between Avid Corporation and The DuPont Merck Pharmaceutical Company, dated as of August 26, 1997 (filed as Exhibit 10.2 to the Company's Form 10-Q filed November 14, 1997).

  10.51 License Agreement dated as of February 27, 1998, between the Company and Bukwang Pharm. Ind. Co., Ltd. (filed as Exhibit
                  10.51 to the Company's Form 10-K filed March 10, 1998).

  10.52 Amended and Restated 1996 Stock Incentive Plan (as amended and restated through March 27, 1998) (filed as Exhibit 99.1 to the Company's Form S-8 filed June 5, 1998).

  10.53 Amended and Restated 1996 Stock Incentive Plan - Form of Stock Option Agreement (filed as Exhibit 99.3 to the Company's Form S-8 filed June 5, 1998).

  10.54 Amended and Restated 1996 Stock Incentive Plan - Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction) (filed as Exhibit 99.4 to the Company's Form S-8 filed June 5, 1998).

  10.55 Amended and Restated 1996 Stock Incentive Plan - Form of Addendum to Stock Option Agreement (Involuntary Termination Following Change in Control) (filed as Exhibit 99.5 to the Company's Form S-8 filed June 5, 1998).

  10.56 Amended and Restated 1996 Stock Incentive Plan - Form of Stock Issuance Agreement (filed as Exhibit 99.6 to the Company's Form S-8 filed June 5, 1998).

  10.57 Amended and Restated 1996 Stock Incentive Plan - Form of Automatic Stock Option Agreement (filed as Exhibit 99.8 to the Company's Form S-8 filed June 5, 1998).

  10.58 Amended and Restated 1996 Stock Incentive Plan - Form of Salary Investment Stock Option Agreement (filed as Exhibit
                  99.11 to the Company's Form S-8 filed June 5, 1998).

  10.59 Form of Stock Purchase Agreement with respect to the Series A Preferred Stock (filed as Exhibit 10.1 to the Company's Form 8-K filed December 30, 1998).

  10.60           Employment Agreement between the Company and Dr. David W.
                  Barry dated November 23, 1998. (filed as Exhibit 10.60 to the Company's Form 10-K filed March 19, 1999).

  10.61 Form of Stock Purchase Agreement with respect to Common Stock placed with certain investors on December 30, 1998. (filed as Exhibit 10.61 to the Company's Form 10-K filed March 19,
                  1999).

  10.62 Rights Agreement, dated as of February 1, 1999, between the Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Shares as Exhibit C (filed as Exhibit 4 to the Company's Form 8-K filed February 10, 1999).

  10.63 Form of Employment Agreement among the Company and the President and each Vice President of the Company. (filed as Exhibit 10.63 to the Company's Form 10-K filed March 19,
                  1999).

  10.64 Third Amendment to Sublease between the Company and Eli Lilly and Company, dated as of February 11, 1998. (filed as Exhibit
                  10.64 to the Company's Form 10-K filed March 19, 1999).

  10.65 Collaboration Agreement between the Company and Abbott Laboratories dated as of June 2, 1999 (filed as Exhibit 2.1 to the Company's Form 8-K/A filed November 3, 1999).

  10.66 Co-Promotion Agreement between the Company and Abbott Laboratories dated as of June 2, 1999 (filed as Exhibit 2.2 to the Company's Form 8-K/A filed November 3, 1999).

  10.67 Triangle Pharmaceuticals, Inc. Common Stock Purchase Agreement between the Company and Abbott Laboratories dated as of June 2, 1999 (filed as Exhibit 99(a)(1) to Abbott Laboratories'
                  Schedule 13D filed June 11, 1999).

  10.68 Triangle Pharmaceuticals, Inc. Stockholder Rights Agreement between the Company and Abbott Laboratories dated as of June 2, 1999 (filed as Exhibit 99(a)(2) to Abbott Laboratories'
                  Schedule 13D filed June 11, 1999).

  10.69 Amendment to Rights Agreement between the Company and Abbott Laboratories dated as of June 2, 1999 (filed as Exhibit 4.1 to the Company's Form 8-K filed June 18, 1999).

  10.70 Amendment to Rights Agreement between the Company and American Stock Transfer & Trust Company dated as of June 2, 1999 (filed as Exhibit 1 to the Company's Form 8-A12G/A filed June 18,
                  1999).

  10.71 Exclusive License Agreement among the Company, Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University dated May 6, 1999 (filed as Exhibit 10.1 to the Company's Form 10-Q/A filed November 3, 1999).

  10.72           Settlement Agreement among the Company, Emory University, Dr.
                  David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited dated May 6, 1999 (filed as Exhibit 10.2 to the Company's Form 10-Q/A filed November 3, 1999).

  10.73 Amendment to License Agreement between the Company and Bukwang Pharm. Ind. Co., Ltd. dated April 1, 1999 (filed as Exhibit
                  10.3 to the Company's Form 10-Q/A filed November 3, 1999).

  10.74 First Amendment to License Agreement between the Company and Emory University dated May 6, 1999 (filed as Exhibit 10.4 to the Company's Form 10-Q/A filed November 3, 1999).

  10.75 Amendment Number One to the Agreement and Plan of Merger among the Company, Avid Corporation, Forrest H. Anthony, Alan G. Walton and Marcia T. Bates dated February 28, 1999 (filed as
                  Exhibit 10.5 to the Company's Form 10-Q filed August 13,
                  1999).

  10.76 Amendment Number One to the Agreement and Plan of Reorganization among the Company, Avid Corporation, Forrest H. Anthony, Alan G. Walton and Marcia T. Bates dated February 28, 1999 (filed as Exhibit 10.6 to the Company's Form 10-Q filed August 13, 1999).

  10.77 Supply and Manufacturing Agreement by and between Abbott Laboratories and the Company dated August 3, 1999 (filed as
                  Exhibit 10.1 to the Company's Form 10-Q filed November 12,
                  1999).

  10.78 First Amendment to Option Agreement by and between The Regents of the University of California and the Company dated June 9, 1999 (filed as Exhibit 10.2 to the Company's Form 10-Q filed November 12, 1999).

  10.79 Second Amendment to Option Agreement by and between The Regents of the University of California and the Company dated August 31, 1999 (filed as Exhibit 10.3 to the Company's Form 10-Q filed November 12, 1999).

  11.1            Computation of Net Loss Per Common Share.

  23.1            Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.

  24.1            Power of Attorney (see page 71).

  27.1            Financial Data Schedule.

----------
(a) Incorporated by reference to the same-numbered exhibit to the Company's Registration statement on Form S-1 filed September 9, 1996.

Supplemental Information

Copies of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to the Registrant's stockholders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2000            TRIANGLE PHARMACEUTICALS, INC.


                                By: /s/ David W. Barry
                                        ------------------------------------
                                        David W. Barry
                                        Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below constitutes and appoints David W. Barry or Chris A. Rallis, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                    Title                                 Date
       ---------                                    -----                                 ----
                                          Chairman of the Board and
/s/ David W. Barry                         Chief Executive Officer
--------------------------------        (Principal Executive Officer)              March 24, 2000
(David W. Barry)


/s/ Chris A. Rallis                  Director, President, Chief Operating
--------------------------------          Officer and General Counsel              March 24, 2000
(Chris A. Rallis)


/s/ Thomas R. Staab, II           Acting Chief Financial Officer and Treasurer
--------------------------------  (Principal Financial and Accounting Officer)     March 24, 2000
(Thomas R. Staab, II)


/s/ Anthony B. Evnin
--------------------------------
(Anthony B. Evnin)                                 Director                        March 24, 2000


/s/ Standish M. Fleming
--------------------------------
(Standish M. Fleming)                              Director                        March 24, 2000


/s/ Dennis B. Gillings
--------------------------------
(Dennis B. Gillings)                               Director                        March 24, 2000


/s/ Arthur J. Higgins
--------------------------------
(Arthur J. Higgins)                                Director                        March 24, 2000


/s/ Henry G. Grabowski
--------------------------------
(Henry G. Grabowski)                               Director                        March 24, 2000


--------------------------------
George McFadden                                    Director                                , 2000