Form 10-Q
period 2000-03-31
TRIANGLE PHARMACEUTICALS INC
filed 2000-05-15
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of March 31, 2000, there were 38,096,599 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                                Table of Contents

Part I. Financial Information

                                                                        Page No.
                                                                        --------

         Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - March 31,
              2000 (unaudited) and December 31, 1999.....................     3

            Condensed Consolidated Statements of Operations
              (unaudited) - Three Months Ended March 31, 2000 and
              March 31, 1999 and Period From Inception (July 12,
              1995) Through March 31, 2000...............................     4

            Condensed Consolidated Statements of Cash Flows
              (unaudited) - Three Months Ended March 31, 2000 and
              March 31, 1999 and Period From Inception (July 12,
              1995) Through March 31, 2000...............................     5

            Condensed Consolidated Statements of Stockholders'
              Equity - Period From Inception (July 12, 1995)
              Through the Three Months Ended March 31, 2000
              (unaudited)................................................   6-7

            Notes to Condensed Consolidated Financial
              Statements (unaudited).....................................   8-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................... 10-25

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk............................................    26

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds..............    27

         Item 6.  Exhibits and Reports on Form 8-K.......................    28

         Signatures......................................................    29

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                                                      March 31,       December 31,
Assets                                                                                                   2000             1999
                                                                                                      ---------        ---------
                                                                                                     (unaudited)
Current assets:
      Cash and cash equivalents ............................................................          $  52,678        $  58,486
      Restricted deposits ..................................................................                 14               27
      Investments ..........................................................................             61,456           94,583
      Interest receivable ..................................................................              1,505            1,307
      Receivable from collaborative partner ................................................                484            1,156
      Prepaid expenses .....................................................................                782              555
                                                                                                      ---------        ---------
           Total current assets ............................................................            116,919          156,114
                                                                                                      ---------        ---------
Property, plant and equipment, net .........................................................              6,066            5,701
Investments ................................................................................             23,354            4,682
                                                                                                      ---------        ---------
           Total assets ....................................................................          $ 146,339        $ 166,497
                                                                                                      =========        =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable .....................................................................          $  10,790        $  11,495
      Capital lease obligation-current .....................................................                101              133
      Accrued expenses .....................................................................             15,625           14,587
      Deferred revenue .....................................................................              7,929            6,250
                                                                                                      ---------        ---------
           Total current liabilities .......................................................             34,445           32,465
                                                                                                      ---------        ---------
Capital lease obligation-noncurrent ........................................................                  4                9
Deferred revenue ...........................................................................             21,804           18,750
                                                                                                      ---------        ---------
           Total liabilities ...............................................................             56,253           51,224
                                                                                                      ---------        ---------
Commitments and contingencies (See notes 4 and 5) ..........................................                 --               --
Stockholders' equity:
      Convertible Preferred Stock, $0.001 par value; 5,000 shares
           authorized; 0 shares issued and outstanding .....................................                 --               --
      Common Stock, $0.001 par value; 75,000 shares authorized;
           38,097 and 37,578 shares, issued and outstanding, respectively ..................                 38               38
      Additional paid-in capital ...........................................................            342,983          336,814
      Accumulated deficit during development stage .........................................           (252,830)        (221,444)
      Accumulated other comprehensive loss .................................................               (105)            (135)
                                                                                                      ---------        ---------
           Total stockholders' equity ......................................................             90,086          115,273
                                                                                                      ---------        ---------
           Total liabilities and stockholders' equity ......................................          $ 146,339        $ 166,497
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

                                                                                                                  Period from
                                                                                                                   Inception
                                                                         Three Months       Three Months        (July 12, 1995)
                                                                             Ended              Ended               Through
                                                                        March 31, 2000      March 31, 1999       March 31, 2000
                                                                        --------------      --------------       --------------
Revenue:
   Collaborative revenue .........................................          $   1,982           $      --           $   1,982

Operating expenses:
   License fees ..................................................                378                 200              20,720
   Development ...................................................             27,190              17,342             194,850
   Purchased research and development ............................              5,350                  --              17,858
   Selling, general and administrative ...........................              2,726               2,359              38,772
                                                                            ---------           ---------           ---------
     Total operating expenses ....................................             35,644              19,901             272,200
                                                                            ---------           ---------           ---------
Loss from operations .............................................            (33,662)            (19,901)           (270,218)

Interest income, net .............................................              2,276               1,470              17,388
                                                                            ---------           ---------           ---------

Net loss .........................................................          $ (31,386)          $ (18,431)          $(252,830)
                                                                            =========           =========           =========

Basic and diluted net loss per common
   share .........................................................          $   (0.83)          $   (0.64)
                                                                            =========           =========
Shares used in computing basic and
   diluted net loss per common share .............................             37,625              28,908
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                                       Period from
                                                                                                                        Inception
                                                                                 Three Months      Three Months      (July 12, 1995)
                                                                                    Ended              Ended             Through
                                                                                March 31, 2000     March 31, 1999     March 31, 2000
                                                                                --------------     --------------     --------------
Cash flows from operating activities:
Net loss ..................................................................         $ (31,386)         $ (18,431)         $(252,830)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization ..........................................               417                281              2,927
   Purchased research and development .....................................             5,350                 --             17,858
   Stock-based compensation ...............................................               322                 18              1,860
   Change in assets and liabilities:
     Receivables ..........................................................               474               (502)            (1,989)
     Prepaid expenses .....................................................              (227)                 1               (782)
     Accounts payable .....................................................              (705)              (901)            10,790
     Accrued expenses .....................................................             1,038              1,267             15,625
     Deferred revenue .....................................................             4,733                 --             29,733
                                                                                    ---------          ---------          ---------
Net cash used by operating activities .....................................           (19,984)           (18,267)          (176,808)
                                                                                    ---------          ---------          ---------
Cash flows from investing activities:
   Sale (purchase) of restricted deposits .................................                13                 12                (14)
   Purchase of investments ................................................           (57,731)           (24,549)          (278,017)
   Proceeds from sale and maturity of investments .........................            72,216              8,883            193,102
   Purchase of property, plant and equipment ..............................              (782)              (114)            (8,817)
   Acquisition of Avid Corporation, net of cash acquired ..................                --                 --             (3,053)
                                                                                    ---------          ---------          ---------
Net cash provided (used) by investing activities ..........................            13,716            (15,768)           (96,799)
                                                                                    ---------          ---------          ---------
Cash flows from financing activities:
   Sale of stock, net of related issuance costs ...........................               249                163            325,694
   Sale of options under salary investment option
     grant program ........................................................                15                 27                277
   Proceeds from stock options/warrants exercised .........................               233                 23                475
   Proceeds from notes payable ............................................                --                 --                374
   Equipment financing ....................................................                --                 --                354
   Principal payments on capital lease obligations
     and notes payable ....................................................               (37)               (79)              (889)
                                                                                    ---------          ---------          ---------
Net cash provided by financing activities .................................               460                134            326,285
                                                                                    ---------          ---------          ---------
Net (decrease) increase in cash and cash equivalents ......................            (5,808)           (33,901)            52,678
Cash and cash equivalents at beginning of period ..........................            58,486             77,653                 --
                                                                                    ---------          ---------          ---------
Cash and cash equivalents at end of period ................................         $  52,678          $  43,752          $  52,678
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                           Convertible
                                         Preferred Stock                        Common Stock      Additional
                                       -------------------                    -----------------     Paid-In    Accumulated
                                       Shares       Amount     Warrants       Shares     Amount     Capital      Deficit
                                       ------       ------     --------       ------     ------   ----------   -----------
Initial sale of stock ...........         933    $       1    $      --        1,175   $       1   $     710    $      --
Additional sale of stock ........       4,249            4           --        1,495           2       3,137           --
Stock-based compensation ........          --           --           --           --          --          12           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --         (967)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1995 ......       5,182            5           --        2,670           3       3,859         (967)
Sale of stock ...................       3,756            4           --        4,943           5      59,506           --
Stock-based compensation ........          --           --          152          700           1       1,127           --
Stock options exercised .........          --           --           --          317          --          57           --
Conversion of Preferred to
  Common Stock ..................      (8,938)          (9)          --        8,938           9          --           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --      (10,917)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1996 ......          --           --          152       17,568          18      64,549      (11,884)
Sale of stock ...................          --           --           --        2,014           2      29,521           --
Acquisition of Avid Corp. .......          --           --           --          400          --       8,117           --
Sale of stock options ...........          --           --           --           --          --          70           --
Stock-based compensation ........          --           --          (38)          --          --          --           --
Stock options exercised .........          --           --           --           13          --           3           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --      (37,668)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1997 ......          --           --          114       19,995          20     102,260      (49,552)
Sale of stock ...................         170           --           --        8,868           9     116,325           --
Sale of stock options ...........          --           --           --           --          --          97           --
Stock-based compensation ........          --           --           --           --          --          --           --
Stock options exercised .........          --           --           --            8          --           1           --
Comprehensive loss:
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --      (67,271)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1998 ......         170           --          114       28,871          29     218,683     (116,823)
Sale of stock ...................          --           --           --        6,605           7     116,211           --
Sale of stock options ...........          --           --           --           --          --          95           --
Stock-based compensation ........          --           --           --            6          --         101           --
Stock options/warrants exercised           --           --         (114)         296          --         479           --
Conversion of Preferred to
  Common Stock ..................        (170)          --           --        1,700           2          (2)          --
Purchased in-process research and
  development costs .............          --           --           --          100          --       1,247           --
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..          --           --           --           --          --          --           --
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --     (104,621)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1999 ......          --    $      --    $      --       37,578   $      38   $ 336,814    $(221,444)
(Continued)

                                                  Accumulated
                                   Comprehensive      Other
                                      Income      Comprehensive     Deferred
                                      (Loss)      Income/(Loss)   Compensation     Total
                                    ------------  -------------   ------------     -----
Initial sale of stock ...........   $      --       $      --      $      --    $     712
Additional sale of stock ........          --              --             --        3,143
Stock-based compensation ........          --              --            (12)          --
Comprehensive loss:
  Net loss ......................        (967)             --             --         (967)
                                    ---------       ---------      ---------    ---------
Balance, December 31, 1995 ......        (967)             --            (12)       2,888
Sale of stock ...................          --              --             --       59,515
Stock-based compensation ........          --              --           (141)       1,139
Stock options exercised .........          --              --            (26)          31
Conversion of Preferred to
  Common Stock ..................          --              --             --           --
Comprehensive loss:
  Net loss ......................     (10,917)             --             --      (10,917)
                                    ---------       ---------      ---------    ---------
Balance, December 31, 1996 ......     (10,917)             --           (179)      52,656
Sale of stock ...................          --              --             --       29,523
Acquisition of Avid Corp. .......          --              --             --        8,117
Sale of stock options ...........          --              --             --           70
Stock-based compensation ........          --              --             48           10
Stock options exercised .........          --              --              6            9
Comprehensive loss:
  Net loss ......................     (37,668)             --             --      (37,668)
                                    ---------       ---------      ---------    ---------
Balance, December 31, 1997 ......     (37,668)             --           (125)      52,717
Sale of stock ...................          --              --             --      116,334
Sale of stock options ...........          --              --             --           97
Stock-based compensation ........          --              --             48           48
Stock options exercised .........          --              --              7            8
Comprehensive loss:
  Change in unrealized
    gains/(losses) on investments          18              18             --           18
  Net loss ......................     (67,271)             --             --      (67,271)
                                    ---------       ---------      ---------    ---------
Balance, December 31, 1998 ......     (67,253)             18            (70)     101,951
Sale of stock ...................          --              --             --      116,218
Sale of stock options ...........          --              --             --           95
Stock-based compensation ........          --              --             58          159
Stock options/warrants exercised           --              --             12          377
Conversion of Preferred to
  Common Stock ..................          --              --             --           --
Purchased in-process research and
  development costs .............          --              --             --        1,247
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..         (21)            (21)            --          (21)
  Change in unrealized
    gains/(losses) on investments        (132)           (132)            --         (132)
  Net loss ......................    (104,621)             --             --     (104,621)
                                    ---------       ---------      ---------    ---------
Balance, December 31, 1999 ......   $(104,774)      $    (135)     $      --    $ 115,273
(Continued)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                           Convertible
                                         Preferred Stock                        Common Stock      Additional
                                       -------------------                    -----------------     Paid-In    Accumulated
                                       Shares       Amount     Warrants       Shares     Amount     Capital      Deficit
                                       ------       ------     --------       ------     ------   ----------   -----------
(Unaudited)
Sale of stock ...................          --           --           --           26          --         249           --
Sale of stock options ...........          --           --           --           --          --          15           --
Stock-based compensation ........          --           --           --           --          --         322           --
Stock options/warrants exercised           --           --           --           93          --         233           --
Purchased in-process research and
  development costs .............          --           --           --          400          --       5,350           --
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..          --           --           --           --          --          --           --
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --      (31,386)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, March 31, 2000 .........          --    $      --    $      --       38,097   $      38   $ 342,983    $(252,830)
                                    =========    =========    =========    =========   =========   =========    =========

                                                  Accumulated
                                   Comprehensive      Other
                                      Income      Comprehensive     Deferred
                                      (Loss)      Income/(Loss)   Compensation     Total
                                   -------------  -------------   ------------     -----
(Unaudited)
Sale of stock ...................          --              --             --          249
Sale of stock options ...........          --              --             --           15
Stock-based compensation ........          --              --             --          322
Stock options/warrants exercised           --              --             --          233
Purchased in-process research and
  development costs .............          --              --             --        5,350
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..         (43)            (43)            --          (43)
  Change in unrealized
    gains/(losses) on investments          73              73             --           73
  Net loss ......................     (31,386)             --             --      (31,386)
                                    ---------       ---------      ---------    ---------
Balance, March 31, 2000 .........   $ (31,356)      $    (105)     $      --    $  90,086
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

3. Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three month periods ended March 31, 2000 and 1999, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4. Licensing Agreements

      The Company's existing license agreements require future payments of up to $67,250 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 1,650 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation ("Avid"). Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $46,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

5. Contingencies

      On March 27, 2000, the Company issued 400 shares of Common Stock to the former Avid stockholders for extending the payment date for certain contingent consideration under the merger agreement with Avid. Pursuant to the merger agreement executed in connection with the 1997 Avid acquisition, the Company agreed to issue up to 2,100 additional shares of Common Stock to the former Avid stockholders upon the achievement of certain milestones related to DMP-450. The issuance of 1,600 of these shares was contingent upon the Company's initiating pivotal Phase II clinical trials with DMP-450 before February 28, 1999 (the "DMP Milestone Date"), or electing on or before the DMP Milestone Date to continue the development of DMP-450 even if such clinical trials had not been initiated. In February 1999, the Company and representatives of the former Avid stockholders agreed to extend the DMP Milestone Date to February 28, 2000 in exchange for issuance of 100 of the 1,600 contingent shares of Common Stock. In March 2000, these representatives further agreed to extend the DMP Milestone Date until August 28, 2001. As consideration for the second extension, the Company agreed to issue 400 of the 1,500 contingent shares in 2000, and to increase the remaining number of contingent shares by 50. Accordingly, if Triangle initiates pivotal Phase II clinical trials with DMP-450 on or before August 28, 2001 or elects on or before August 28, 2001 to continue development of DMP-450 even if such clinical trials have not been initiated, the Company would issue 1,150 shares of Common Stock. Issuance of the 400 shares was recorded as additional purchase price and has been expensed as purchased in-process research and development, based on the fair market value of the Common Stock at the date on which such extension was granted, as this drug candidate is still at an early stage of clinical development and has no alternative future use. The remaining 500 of the 1,650 additional shares are contingent upon the obtainment of additional development milestones and have not been affected by these extensions.

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

      In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended by SAB 101A, provided broad conceptual discussions and industry-specific guidance concerning revenue recognition. The Company adopted SAB 101 in the three month period ending December 31, 1999 and, accordingly, has reported the impact of the strategic alliance with Abbott Laboratories in accordance with SAB 101's conceptual guidance. Specifically, adoption of SAB 101 resulted in all non-contingent research and development reimbursement under the Company's strategic alliance to be amortized as collaborative revenue over the anticipated research and development arrangement period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      This Quarterly Report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "--Risk and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

      The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1999 Annual Report on Form 10-K as well as with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

      Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for our drug candidates, raising capital and developing our drug candidates. We have not received any revenues from the sale of products and do not expect any of our drug candidates to be commercially available until at least the year 2002. As of March 31, 2000, our accumulated deficit was approximately $252.8 million.

      We require substantial capital expenditures relating to the development and potential commercialization of our drug candidates, including expenditures for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to our licensors. We have been unprofitable since our inception and expect to incur substantial losses for at least the next several years, due substantially to the expansion of our drug development programs and the addition of infrastructure necessary to commercialize our drug candidates. We will require substantial capital expenditures relating to activities many of which may need to occur prior to, and in anticipation of, the potential regulatory approval of our drug candidates, including expenditures associated with the continued establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures. Many of these capital expenditures may be incurred irrespective of whether our drug candidates are approved when anticipated or at all. We expect that losses will fluctuate from period to period and that such fluctuations may be substantial. See "--Risk and Uncertainties-- We have incurred losses since inception and may never achieve profitability."

      We have only a limited operating history upon which an evaluation of Triangle and our prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating our prospects. To address these risks, we must, among other things, successfully develop and commercialize our drug candidates, secure all necessary proprietary rights, respond to competitive developments, obtain additional financing and continue to attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks. See "--Risk and Uncertainties-- All of our product candidates are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business" and "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we would have to curtail or cease operations."

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

Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the common stock could be materially adversely affected. See "--Risk and Uncertainties-- The market price of our stock may be adversely affected by market volatility."

Results of Operations

Collaborative Revenue

      Revenue totaled $2.0 million for the three months ended March 31, 2000 as compared to no revenue for the same period in 1999. Revenue is solely related to collaborative revenue associated with our strategic alliance with Abbott Laboratories, Abbott, and arises from $31.7 million of non-contingent research and development expense reimbursement which is being amortized over the anticipated research and development arrangement period. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $378,000 for the three months ended March 31, 2000 as compared to $200,000 for the same period in 1999. License fees in the first quarter of 2000, and for the same period in 1999, relate to the expense of license or option preservation fees for certain of our drug candidates.

Development Expenses

      Development expenses totaled $27.2 million for the three months ended March 31, 2000 as compared to $17.3 million for the same period in 1999. Development expenses in 2000 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, and preclinical testing. Development expenses in 1999 consisted primarily of expenses for clinical trials, drug synthesis, and employee compensation. The substantial increase in 2000 development expenses as compared to the three month period ended March 31, 1999 is due primarily to the continued and more expansive drug development activities on our drug candidates, including the addition of development personnel necessary to perform these activities. Development expenses for the first quarter of 2000 were heavily focused on our drug candidate, Coviracil(R). Currently, we have five drug candidates in active development, two candidates that have dual indications for HIV and hepatitis B, and all candidates are in clinical studies.

      We expect our development expenses to increase in the future due to continued expansion of drug development activities for our existing portfolio of drug candidates, including preclinical testing and toxicology studies, clinical trials and the manufacture of drug substance for preclinical tests, clinical trials and production of commercial material in anticipation of product launch. In addition, if we in-license or otherwise acquire rights to additional drug candidates, development expenses would increase.

Purchased Research and Development Expense

      Purchased research and development expenses totaled $5.4 million for the three months ended March 31, 2000, as compared to none for the three months ended March 31, 1999. On March 27, 2000, we issued 400,000 shares of common stock, a component of the 2,000,000 contingent shares associated with the Avid Corporation, Avid, acquisition, and agreed to increase the remaining number of contingent shares by 50,000 as consideration to the former Avid stockholders for extending the payment date of certain contingent consideration from February 28, 2000 to August 28, 2001. The in-process research and development charge is based upon the fair market value of our common stock at the date on which the extension was granted and relates to DMP-450 which is at an early stage of clinical development and has no alternative future use. Accordingly, if we initiate pivotal Phase II clinical trials with DMP-450 on or before August 28, 2001 or elect on or before August 28, 2001 to continue development of DMP-450 even if such clinical trials have not been initiated, we would issue 1,150,000 shares of common stock. Issuance of the remaining 500,000 of the 1,650,000 contingent shares is dependent upon the attainment of other development milestones with DMP-450. Issuance of any additional contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses totaled $2.7 million for the three months ended March 31, 2000 as compared to $2.4 million for the same period in 1999. SG&A expenses in 2000 consisted primarily of employee compensation; amounts paid for outside professional services, primarily marketing, legal and investor relations services; and rent expense. SG&A expenses in 1999 consisted primarily of employee compensation, amounts paid for outside professional services and rent expense. We expect that our SG&A expenses will increase in future periods as we continue to expand development activities and develop our sales and marketing organization.

Interest Income, Net

      Net interest income totaled $2.3 million for the three months ended March 31, 2000 as compared to $1.5 million for the same period in 1999. The increase in interest income is due primarily to larger average investment balances and slightly higher low-risk, short-term interest rates in the first quarter of 2000. See "--Liquidity and Capital Resources."

Liquidity and Capital Resources

      We have financed our operations since inception (July 12, 1995) through March 31, 2000 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $111.9 million (net of offering costs), and from initial and secondary public offerings, which provided aggregate net proceeds of approximately $96.8 million (net of offering costs), as well as net proceeds from the completion of the strategic alliance with Abbott, the Abbott Alliance, (including net proceeds from the sale of common stock and non-contingent research and development reimbursement) of approximately $147.3 million. In addition, we have received approximately $2.3 million as reimbursement of certain development expenses under our license agreements.

      At March 31, 2000, we had net working capital of $82.5 million, a decrease of approximately $41.2 million over December 31, 1999. The decrease in working capital is principally the result of funding our normal operating expenses partially offset by reimbursement of costs stipulated under the Abbott Alliance. Our principal source of liquidity at March 31, 2000, was $52.7 million in cash and cash equivalents and $84.8 million in investments which are considered "available-for-sale," reflecting a $20.3 million decrease of cash, cash equivalent and investment balances over those at December 31, 1999.

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

      Amounts payable by us in the future under our existing license agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. Our existing license agreements may require future cash payments of up to $67.3 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of our licensors has the option to receive $2.0 million of such future milestone payments in shares of common stock (based on the then current market price) in lieu of a cash payment. We are also obligated to issue up to an additional 1,650,000 shares of common stock upon the achievement of certain development milestones relating to DMP-450, which was acquired in the acquisition of Avid. Additionally, we will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees could range from $50,000 (if only a single drug candidate is approved for one indication) to $46.5 million (if all drug candidates are approved for all indications) under our existing license agreements.

      We believe that our cash, cash equivalents and investments will be adequate to satisfy our anticipated capital requirements through June 2001, but expect that we will be required to raise additional funds through equity or debt financings, or from other sources. We cannot assure you that additional funding will be available on favorable terms from any of these sources or at all. See "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we would have to curtail or cease operations."

Intelligent Therapeutic Solutions

      In the first quarter of 2000, we contributed intellectual property with an appraised value of approximately $5.0 million and approximately $150,000 of other assets to Intelligent Therapeutic Solutions, Inc., ITS, in exchange for 3,300,000 shares of ITS Series A Preferred Stock. On March 15, 2000, two outside investors purchased a non-controlling ownership interest in ITS through a Series B Preferred Stock investment for $10 million with a binding commitment to invest an additional $5.0 million by June 30, 2000. ITS is a health information technology company formed to provide solutions in the management of patients with chronic and complex diseases, focusing primarily at the point-of-care on the provider-patient relationship. The ITS/Triangle relationship is structured such that the future development costs of ITS's health information technology is not anticipated to impact our future consolidated financial position, results of operations, and cash flow. At March 31, 2000, we own approximately 40% of ITS.

Coviracil (FTC-302)

      In February 2000, we halted recruitment of patients in our pivotal FTC-302 study. There had been a higher than normal incidence of liver toxicity that occurred in some of the 470 patients enrolled in the study. Preliminary analysis has indicated that Coviracil has not been responsible for any significant liver toxicity in this trial or in other trials. In April 2000, the Food and Drug Administration, FDA, issued a clinical hold on the study and the South African Medicines Control Council, MCC, terminated the study. The majority of patients participating in the study have not encountered significant difficulties and the patients receiving clinical benefit from the study are continuing to receive treatment on compassionate grounds. However, the FDA has indicated that study FTC-302 may not be adequate to provide pivotal data in support of a New Drug Application, NDA. Discussions with the FDA and MCC on this issue are continuing. Due to these circumstances, the planned submission of an U.S. NDA for Coviracil may be significantly delayed. Two additional studies with Coviracil are scheduled to begin in the second quarter of 2000; one is sponsored by us and the other is sponsored by the Agence Nationale de Recherche sur le SIDA, located in France.

Dynavax Technologies Corporation

      In March 2000, we entered into a licensing and collaborative agreement with Dynavax Technologies Corporation, Dynavax, to develop immunostimulatory pharmaceutical candidates for the prevention and/or treatment of serious viral diseases, the closing of which was subject to contingencies. This license grants Triangle exclusive worldwide rights to Dynavax' proprietary immunostimulatory sequences for the treatment of HIV and the prevention and treatment of hepatitis B and hepatitis C. This alliance is another element of Triangle's strategy to leverage strategic alliances with carefully selected partners. We will collaborate with Dynavax in the clinical development of immunostimulatory pharmaceutical candidates and we will be responsible for funding certain development, as well as paying development milestones and royalty payments under the agreement. In April 2000, the terms of the licensing agreement became effective, coincident with satisfying the contingency, or closing on our purchase of 400,000 shares of Dynavax Series T Preferred Stock for $2.0 million. The investment in Dynavax, which represents a less than 5% ownership interest and all other implications of the Dynavax collaboration, will be reflected in our second quarter financial position, results of operations and cash flow.

Litigation and Other Contingencies

      As discussed below in "Risk and Uncertainties," we are indirectly involved in several patent opposition and adversarial proceedings and one lawsuit filed in Australia regarding the patent rights related to two of our licensed drug candidates, including Coviracil. Although we are not a named party in any of these proceedings, we are obligated to reimburse our licensors for certain legal expenses associated with these proceedings. We cannot predict the outcome of these proceedings. We believe that an adverse judgment rendered against us would not result in a material financial obligation, nor would we have to recognize an impairment under Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" as no amounts have been capitalized related to our drug candidates. However, any development in these proceedings adverse to our interests, including but not limited to any adverse development related to the patent rights licensed to us for these two drug candidates or our rights or obligations related thereto, could have a material adverse effect on our business and future consolidated financial position, results of operations and cash flow.

Risk and Uncertainties

      In addition to the other information contained herein, the following risks and uncertainties should be carefully considered in evaluating Triangle and its business.

All of our product candidates are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business.

      Some of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. None of our drug candidates has been approved by regulatory authorities. We do not expect any of our drug candidates to be commercially available until at least the year 2002. There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

      o our drug candidates will be ineffective, toxic or will not receive regulatory clearances,
      o our drug candidates will be too expensive to manufacture or market or will not achieve broad market acceptance,
      o third parties will hold proprietary rights that may preclude us from developing or marketing our drug candidates, or
      o  third parties will market equivalent or superior products.

      The success of our business depends upon our ability to successfully develop and market our drug candidates.

We have incurred losses since inception and may never achieve profitability.

      We formed Triangle in July 1995 and we have only a limited operating history for you to review in evaluating our business. We have incurred losses since our inception. At March 31, 2000, our accumulated deficit was $252.8 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so until at least the year 2002. In addition, we expect annual losses to increase over the next several years as we expand our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

If we need additional funds and are unable to raise them, we would have to curtail or cease operations.

      Our drug development programs and potential commercialization of our drug candidates require substantial capital expenditures, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials, toxicology studies, clinical trials of drug candidates, sales and marketing expenses, payments to our licensors and potential commercial launch of our drug candidates. We expect our capital requirements to continue to increase. Our future capital needs will depend on many factors, including:

      o  the progress and magnitude of our drug development programs,
      o the scope and results of preclinical testing and clinical trials,
      o  the cost, timing and outcome of regulatory reviews,
      o the costs under current and future license and option agreements for our drug candidates, including the costs of obtaining patent protection for our drug candidates,
      o  the costs of acquiring any additional drug candidates,
      o  the rate of technological advances,
      o  the commercial potential of our drug candidates,
      o  the magnitude of our administrative and legal expenses,
      o  the costs of establishing sales and marketing functions, and
      o the costs of establishing third party arrangements for manufacturing.

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

Because our product candidates may not successfully complete clinical trials required for commercialization, our business may never achieve profitability.

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate, as occurred with DMP-450 or could result in regulatory authorities refusing to approve the drug candidate for any and all targeted indications. In April 2000, the FDA issued a clinical hold on, and the MCC terminated, clinical study FTC-302 for our drug candidate Coviracil, formerly known as FTC. Study FTC-302 was being conducted under a U.S. Investigational New Drug Application, IND, at sites in South Africa. The FDA indicated that study FTC-302 may not be adequate to provide pivotal data in support of a NDA. Discussions with the FDA and MCC on this issue are continuing. Due to these circumstances, the planned submission of a U.S. NDA for Coviracil may be significantly delayed. We, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

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

      In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays, as occurred with Coactinon(R). Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that two of our drug candidates, Coviracil and or the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

If we or our licensors are not able to obtain and maintain adequate patent protection for our product candidates, we may be unable to commercialize our product candidates or to prevent other companies from using our technology in competitive products.

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

      In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology. We believe that Emory filed patent applications disclosing Coviracil as a useful anti-HIV agent in many foreign countries before BioChem Pharma filed its foreign patent applications on that technology. However, BioChem Pharma has received patents in several foreign countries. In addition, BioChem Pharma has filed patent applications on Coviracil and its uses in certain countries in which Emory did not file patent applications. Emory has opposed or otherwise challenged patent claims on Coviracil granted to BioChem Pharma in Australia and Europe. Emory may not initiate patent opposition proceedings in any other countries or be successful in any foreign proceeding attempting to prevent the issuance of, revoke or limit the scope of patents issued to BioChem Pharma. BioChem Pharma has opposed patent claims on Coviracil granted to Emory in Europe, Japan, Australia and South Korea. BioChem Pharma may make additional challenges to Emory patents or patent applications, which Emory may not succeed in defending. Our sales, if any, of Coviracil for the treatment of HIV may be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method. If it is determined that the sale of Coviracil for the treatment of HIV infringes a BioChem Pharma patent, we would not have the right to make, use or sell Coviracil for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. We may be unable to obtain such a license from BioChem Pharma on acceptable terms or at all.

      Hepatitis B. Burroughs Wellcome Co, Burroughs Wellcome, filed patent applications in March 1991 and May 1991 in Great Britain on a method to treat hepatitis B with FTC and purified forms of FTC, that include Coviracil. Burroughs Wellcome filed similar patent applications in other countries, including the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those patent applications were filed in foreign countries prior to the date Emory filed its patent application on the use of Coviracil to treat hepatitis B. Burroughs Wellcome's foreign patent applications, therefore, have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. In May 1999, Emory and Glaxo settled the litigation, and we became the exclusive licensee of the United States and all foreign patent applications and patents filed by Burroughs Wellcome on the use of Coviracil to treat hepatitis B. Under the license and settlement agreements, Emory and we were also given access to development and clinical data and drug substance held by Glaxo relating to Coviracil.

      BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat hepatitis B with FTC. BioChem Pharma filed similar patent applications in other countries. In January 1996, BioChem Pharma received a patent in the United States, which included a claim to treat hepatitis B with Coviracil. The PTO has determined that there is a conflict between the BioChem Pharma patent and patent applications filed by Yale and Emory. The PTO is conducting an adversarial proceeding to determine which party is entitled to the patent claims in dispute. Yale licensed all of its rights relating to FTC, including Coviracil, and its uses claimed in this patent application to Emory, which subsequently licensed these rights to us. Neither Emory nor Yale may prevail in the adversarial proceeding, and the proceeding may delay the decision of the PTO regarding Yale's and Emory's patent applications. In addition, the PTO has recently added the U.S. patent application filed by Burroughs Wellcome to this interference. Emory may not pursue or succeed in any such proceedings. We will not be able to sell Coviracil for the treatment of hepatitis B in the United States unless a United States court or administrative body determines that the BioChem Pharma patent is invalid or unless we obtain a license from BioChem Pharma. We may be unable to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma received a United States patent on the use of 3TC to treat hepatitis B and has corresponding patent applications pending or issued in foreign countries. If it is determined that the use of Coviracil to treat hepatitis B is not substantially different from the use of 3TC to treat hepatitis B, a court could hold that the use of Coviracil to treat hepatitis B infringes these BioChem Pharma 3TC patents.

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

      Immunostimulatory Sequence Product Candidates

      In March 2000, we entered into a licensing and collaborative agreement with Dynavax to develop immunostimulatory polynucleotide sequence product candidates for the prevention and/or treatment of serious viral diseases, which became effective in April 2000. Immunostimulatory sequences are polynucleotides which stimulate the immune system, and could potentially be used in combination with our small molecule product candidates to increase the body's ability to defend against viral infection. Immunostimulatory sequences can be stabilized for use through internal linkages that do not occur in nature, including phosphorothioate linkages.

      There are a number of companies which have patent applications and issued patents, both in the United States and in other countries, that cover immunostimulatory sequences and their uses. Coley Pharmaceuticals, Inc., Coley, has filed several patent applications in this area and has in addition exclusively licensed a number of patent applications on this subject from the University of Iowa and Isis Pharmaceuticals, Inc. A number of these patent applications have been issued. A number of companies have also filed patent applications and have or are expected to receive patents on certain polynucleotides and methods for their use and manufacture. We could be prevented from making, using or selling any immunostimulatory sequence that is covered by an issued patent to a third party company, unless we obtain a license from that company, which may not be available on reasonable terms or at all.

      With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO is conducting two adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, the University of Georgia, The Regents of the University of California, The DuPont Pharmaceuticals Company, Mitsubishi Chemical Corporation, and Dynavax provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and the University of Georgia, the licensors of L-FMAU to Bukwang Pharm. Ind. Co., Ltd., are primarily responsible for patent prosecution activities with respect to L-FMAU at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and logo, Coactinon(R) and Coviracil(R). We have also received a registration in the European Union for the mark Coactinon(R). Our pending application in the European Union for the mark Coviracil(TM) has been opposed by Orsem, based upon registrations for the mark Coversyl in various countries, and Les
Laboratories Serveir, based on a French registration for the mark Coversyl. We do not believe that the marks Coviracil and Coversyl are confusingly similar, but, in the event they are found to be confusingly similar, we may need to adopt a different product name for emtricitabine in the applicable jurisdictions. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

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

      We are highly dependent on our senior management and scientific staff, including Dr. David Barry, our Chairman and Chief Executive Officer. We have entered into employment agreements with each vice president of Triangle. Dr. Barry's employment agreement contains certain non-competition provisions. In addition, the employment agreements for each of the vice presidents provide for certain severance payments which are contingent upon each vice president's refraining from competition with Triangle. The loss of the services of any member of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. In order to pursue our drug development programs and marketing plans, we will need to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

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

      Our business exposes us to potential product liability risks that are inherent in the testing of drug candidates and the manufacturing and marketing of drug products and we may face product liability claims in the future. We currently have only limited product liability insurance. We may be unable to maintain our existing insurance and/or obtain additional insurance in the future at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against us could require us to pay substantial amounts that would decrease our profitability, if any.

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

      As of March 31, 2000, our directors, executive officers and their affiliates, excluding Abbott, owned approximately 12.3% of our outstanding common stock and Abbott owned approximately 17.3% of our outstanding common stock. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has certain rights to purchase shares directly from us in order to maintain its existing level of ownership, also known as antidilution protection. One Abbott designee serves as a member of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

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

      In addition, if our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of March 31, 2000, there were 38,096,599 shares of common stock outstanding, of which approximately 23,500,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 7,900,000 shares have rights to cause us to register them for sale to the public. We have filed registration statements to register the sale of approximately 3,900,000 of these shares. We are obligated to register for sale in the public market by June 1, 2000 a substantial portion of the 400,000 shares issued to former Avid stockholders in March 2000. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance. Any such sales may make it more difficult for us to raise needed capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

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

We have not declared or paid any dividends on our common stock.

      We have never declared or paid any cash dividends on our common stock, and we currently do not intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain our earnings, if any, for the operation of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Triangle is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At March 31, 2000, Triangle had no outstanding forward foreign currency contracts to hedge anticipated foreign currency obligations but was subject to interest rate risk associated with its investment portfolio. All derivative financial instruments, when purchased, are done so in accordance with established policies and procedures and require the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

      Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds with an average maturity of less than 18 months. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10% from levels at March 31, 2000, the fair value of the portfolio is expected to decline by an immaterial aggregate amount primarily due to the relatively short maturity of the portfolio. At March 31, 2000, our portfolio consisted of approximately $61.5 million of investments maturing within one year and approximately $23.4 million of investments maturing after one year but within 30 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect our consolidated operating results, financial position or cash flows to be affected by a significant amount due to a sudden change in interest rates.

Foreign Currency Exchange Risk

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency hedging program. The goal of our hedging program is to economically guarantee, or lock into, exchange rates on firm foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At March 31, 2000, Triangle had no outstanding foreign currency contracts.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

c.    Issuance of Unregistered Securities

      On March 27, 2000, we issued 400,000 shares of common stock to the former Avid stockholders for extending the date for payment of certain contingent consideration under the Avid merger agreement. No additional consideration was received by us upon the issuance of this common stock and no underwriters were involved in the issuance of this common stock. Under the terms of the amendment, we are obligated to file a registration statement on a Form S-3 for a substantial portion of these shares on or before June 1, 2000.

      The above securities were offered and sold by us in reliance upon exemptions from registration under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act of 1933. We did not use any general advertisement or solicitation in connection with the offer or sale of the securities and appropriate legends were affixed to the certificates of these securities.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits

      10.1 Amendment Number Two to the Agreement and Plan of Reorganization by and among the Company, Avid Corporation and Forrest H. Anthony, Alan
            G. Walton and Marcia T. Bates as Securityholder Agent, dated as of March 24, 2000

      10.2 Amendment Number Two to the Agreement and Plan of Merger by and among the Company, Avid Corporation and Forrest H. Anthony, Alan G. Walton and Marcia T. Bates as Securityholder Agent, dated as of March 24, 2000

      10.3 Amendment Number One to Declaration of Registration Rights by and among the Company, Avid Corporation and Forrest H. Anthony, Alan G. Walton and Marcia T. Bates as Securityholder Agent, dated as of March 24, 2000

      10.4  Declaration of Registration Rights, dated as of June 30, 1997

      +10.5 License Agreement between Dynavax Technologies Corporation and the
            Company, dated as of March 31, 2000

      27.1  Financial Data Schedule

      (+) Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

b.    Reports on Form 8-K

      None

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIANGLE PHARMACEUTICALS, INC.


Date: May 12, 2000                  By: /s/ David W. Barry
                                        ----------------------------------------
                                    David W. Barry
                                    Chairman and Chief Executive Officer


                                    TRIANGLE PHARMACEUTICALS, INC.


Date: May 12, 2000                  By: /s/ Thomas R. Staab, II
                                        ----------------------------------------
                                    Thomas R. Staab, II
                                    Acting Chief Financial Officer and Treasurer