Form 10-Q
period 2000-06-30
TRIANGLE PHARMACEUTICALS INC
filed 2000-08-09
CIK 1022622

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      As of June 30, 2000, there were 38,293,849 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         TRIANGLE PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

Part I. Financial Information

                                                                                      Page No.
                                                                                      --------

        Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets -
                  June 30, 2000 (unaudited) and December 31, 1999........................ 3

               Condensed Consolidated Statements of Operations (unaudited) -
                  Three and Six Months Ended June 30, 2000 and June 30, 1999 and
                  Period From Inception (July 12, 1995) Through June 30, 2000............ 4

               Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Six Months Ended June 30, 2000 and June 30, 1999 and
                  Period From Inception (July 12, 1995) Through June 30, 2000............ 5

               Condensed Consolidated Statements of Stockholders' Equity -
                  Period From Inception (July 12, 1995) Through
                  June 30, 2000 (unaudited)............................................ 6-7

               Notes to Condensed Consolidated Financial Statements (unaudited)........ 8-9

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................ 10-26

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk............. 27

Part II. Other Information

        Item 2.  Changes in Securities and Use of Proceeds.............................. 28

        Item 4.  Submission of Matters to a Vote of Security Holders.................... 29

        Item 6.  Exhibits and Reports on Form 8-K....................................... 30

        Signatures...................................................................... 31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     JUNE 30,    DECEMBER 31,
ASSETS                                                                 2000          1999
------                                                           --------------  ----------
                                                                   (UNAUDITED)
Current assets:
    Cash and cash equivalents .................................     $  46,788      $  58,486
    Restricted deposits .......................................            --             27
    Investments ...............................................        53,315         94,583
    Interest receivable .......................................         1,068          1,307
    Receivable from collaborative partner .....................           212          1,156
    Prepaid expenses ..........................................           896            555
                                                                    ---------      ---------
       Total current assets ...................................       102,279        156,114
                                                                    ---------      ---------
Property, plant and equipment, net ............................         6,128          5,701
Investments ...................................................        14,543          4,682
                                                                    ---------      ---------
       Total assets ...........................................     $ 122,950      $ 166,497
                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable ..........................................     $   8,377      $  11,495
    Payable to collaborative partner ..........................         6,713             --
    Capital lease obligation-current ..........................            68            133
    Accrued expenses ..........................................        15,940         14,587
    Deferred revenue ..........................................         6,977          6,250
                                                                    ---------      ---------
       Total current liabilities ..............................        38,075         32,465
                                                                    ---------      ---------
Capital lease obligation-noncurrent ...........................            --              9
Deferred revenue ..............................................        20,931         18,750
                                                                    ---------      ---------
       Total liabilities ......................................        59,006         51,224
                                                                    ---------      ---------
Commitments and contingencies (See note 4) ....................            --             --
Stockholders' equity:
    Convertible Preferred Stock, $0.001 par value; 5,000 shares
       authorized; 0 shares issued and outstanding ............            --             --
    Common Stock, $0.001 par value; 75,000 shares authorized;
       38,294 and 37,578 shares, issued and outstanding,
       respectively ...........................................            38             38
    Additional paid-in capital ................................       343,547        336,814
    Accumulated deficit during development stage ..............      (279,587)      (221,444)
    Accumulated other comprehensive loss ......................           (54)          (135)
                                                                    ---------      ---------
       Total stockholders' equity .............................        63,944        115,273
                                                                    ---------      ---------
       Total liabilities and stockholders' equity .............     $ 122,950      $ 166,497
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


                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,      (JULY 12, 1995)
                                     --------------------------       ---------------------------        THROUGH
                                        2000            1999             2000             1999        JUNE 30, 2000
                                     ---------        ---------       ----------        ---------     -------------
Revenue:
  Collaborative revenue ......       $   1,824        $      --        $   3,806        $      --        $   3,806

Operating expenses:
  License fees ...............             462            9,245              840            9,445           21,182
  Development ................          26,621           19,127           53,811           36,469          221,471
  Purchased research and
    development ..............              --            1,247            5,350            1,247           17,858
  Selling, general and
    administrative ...........           3,493            3,890            6,219            6,249           42,265
                                     ---------        ---------        ---------        ---------        ---------
   Total operating expenses ..          30,576           33,509           66,220           53,410          302,776
                                     ---------        ---------        ---------        ---------        ---------

Loss from operations .........         (28,752)         (33,509)         (62,414)         (53,410)        (298,970)

Interest income, net .........           1,994            1,080            4,271            2,550           19,383
                                     ---------        ---------        ---------        ---------        ---------

Net loss .....................       $ (26,758)       $ (32,429)       $ (58,143)       $ (50,860)       $(279,587)
                                     =========        =========        =========        =========        =========

Basic and diluted net loss per
  common share.................      $   (0.70)       $   (1.08)       $   (1.53)       $   (1.73)
                                     =========        =========        =========        =========
Shares used in computing basic
  and diluted net loss per
  common share ...............          38,181           29,930           37,903           29,422
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

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                        SIX MONTHS ENDED JUNE 30,     (JULY 12, 1995)
                                                        ---------------------------       THROUGH
                                                            2000           1999        JUNE 30, 2000
                                                        ------------   ------------   ---------------
Cash flows from operating activities:
Net loss ..........................................     $ (58,143)     $ (50,860)     $(279,587)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization ...................           843            578          3,353
  Purchased research and development ..............         5,350          1,247         17,858
  Stock-based compensation ........................           322            141          1,861
  Change in assets and liabilities:
   Receivables ....................................         1,183           (308)        (1,280)
   Prepaid expenses ...............................          (341)          (446)          (896)
   Accounts payable ...............................         3,595         (1,529)        15,090
   Accrued expenses ...............................         1,353          7,455         15,940
   Deferred revenue ...............................         2,908             --         27,908
                                                        ---------      ---------      ---------
Net cash used by operating activities .............       (42,930)       (43,722)      (199,753)
                                                        ---------      ---------      ---------
Cash flows from investing activities:
  Sale of restricted deposits .....................            27             24             --
  Purchase of investments .........................       (81,354)       (35,473)      (301,640)
  Proceeds from sale and maturity of investments ..       112,842         20,246        233,728
  Purchase of property, plant and equipment .......        (1,270)          (833)        (9,307)
  Acquisition of Avid Corporation, net of cash
    acquired ......................................            --             --         (3,053)
                                                        ---------      ---------      ---------
Net cash provided (used) by investing activities ..        30,245        (16,036)       (80,272)
                                                        ---------      ---------      ---------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs ....           656            164        326,102
  Sale of options under salary investment option
   grant program ..................................            27             50            289
  Proceeds from stock options/warrants exercised ..           378             39            620
  Proceeds from notes payable .....................            --             --            374
  Equipment financing .............................            --             --            354
  Principal payments on capital lease obligations
   and notes payable ..............................           (74)          (161)          (926)
                                                        ---------      ---------      ---------
Net cash provided by financing activities .........           987             92        326,813
                                                        ---------      ---------      ---------
Net (decrease) increase in cash and cash
   equivalents ....................................       (11,698)       (59,666)        46,788

Cash and cash equivalents at beginning of period ..        58,486         77,653             --
                                                        ---------      ---------      ---------
Cash and cash equivalents at end of period ........     $  46,788      $  17,987      $  46,788
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

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                       CONVERTIBLE
                                     PREFERRED STOCK                        COMMON STOCK         ADDITIONAL
                               -------------------------                ----------------------    PAID-IN    ACCUMULATED
                                  SHARES        AMOUNT      WARRANTS      SHARES      AMOUNT      CAPITAL      DEFICIT
                               -----------    ----------   ----------   ---------   ----------  -----------  ----------

Initial sale of stock ........         933    $       1    $      --        1,175   $       1   $     710    $      --
Additional sale of stock .....       4,249            4           --        1,495           2       3,137           --
Stock-based compensation .....          --           --           --           --          --          12           --
Comprehensive loss:
  Net loss ...................          --           --           --           --          --          --         (967)
                                 ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1995 ...       5,182            5           --        2,670           3       3,859         (967)
Sale of stock ................       3,756            4           --        4,943           5      59,506           --
Stock-based compensation .....          --           --          152          700           1       1,127           --
Stock options exercised ......          --           --           --          317          --          57           --
Conversion of Preferred to
  Common Stock ...............      (8,938)          (9)          --        8,938           9          --           --
Comprehensive loss:
  Net loss ...................          --           --           --           --          --          --      (10,917)
                                 ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1996 ...          --           --          152       17,568          18      64,549      (11,884)
Sale of stock ................          --           --           --        2,014           2      29,521           --
Acquisition of Avid Corp. ....          --           --           --          400          --       8,117           --
Sale of stock options ........          --           --           --           --          --          70           --
Stock-based compensation .....          --           --          (38)          --          --          --           --
Stock options exercised ......          --           --           --           13          --           3           --
Comprehensive loss:
  Net loss ...................          --           --           --           --          --          --      (37,668)
                                 ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1997 ...          --           --          114       19,995          20     102,260      (49,552)
Sale of stock ................         170           --           --        8,868           9     116,325           --
Sale of stock options ........          --           --           --           --          --          97           --
Stock-based compensation .....          --           --           --           --          --          --           --
Stock options exercised ......          --           --           --            8          --           1           --
Comprehensive loss:
  Change in unrealized
   gains/(losses) on
   investments ...............          --           --           --           --          --          --           --
  Net loss ...................          --           --           --           --          --          --      (67,271)
                                 ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1998 ...         170           --          114       28,871          29     218,683     (116,823)
Sale of stock ................          --           --           --        6,605           7     116,211           --
Sale of stock options ........          --           --           --           --          --          95           --
Stock-based compensation .....          --           --           --            6          --         101           --
Stock options/warrants
  exercised ..................          --           --         (114)         296          --         479           --
Conversion of Preferred to
  Common Stock ...............        (170)          --           --        1,700           2          (2)          --
Purchased in-process research
  and development costs.......          --           --           --          100          --       1,247           --
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss.......................          --           --           --           --          --          --           --
  Change in unrealized
   gains/(losses) on
   investments ...............          --           --           --           --          --          --           --
  Net loss ...................          --           --           --           --          --          --     (104,621)
                                 ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1999 ...          --           --           --       37,578          38     336,814     (221,444)
(UNAUDITED)
Sale of stock ................          --           --           --           92          --         656           --
Sale of stock options ........          --           --           --           --          --          27           --
Stock-based compensation .....          --           --           --           --          --         322           --
Stock options/warrants
  exercised ..................          --           --           --          224          --         378           --
Purchased in-process research
  and development costs.......          --           --           --          400          --       5,350           --
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss.......................          --           --           --           --          --          --           --
  Change in unrealized
   gains/(losses) on
   investments................          --           --           --           --          --          --           --
  Net loss ...................          --           --           --           --          --          --      (58,143)
                                 ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, June 30, 2000 .......          --    $      --    $      --       38,294   $      38   $ 343,547    $(279,587)
                                 =========    =========    =========    =========   =========   =========    =========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                ACCUMULATED
                                COMPREHENSIVE     OTHER
                                   INCOME       COMPREHENSIVE    DEFERRED
                                   (LOSS)      INCOME/(LOSS)   COMPENSATION    TOTAL
                                ------------- --------------   ------------   -------

Initial sale of stock ........   $      --    $      --        $      --    $     712
Additional sale of stock .....          --           --               --        3,143
Stock-based compensation .....          --           --              (12)          --
Comprehensive loss:
  Net loss ...................        (967)          --               --         (967)
                                 ---------    ---------        ---------    ---------
Balance, December 31, 1995 ...        (967)          --              (12)       2,888
Sale of stock ................          --           --               --       59,515
Stock-based compensation .....          --           --             (141)       1,139
Stock options exercised ......          --           --              (26)          31
Conversion of Preferred to
  Common Stock ...............          --           --               --           --
Comprehensive loss:
  Net loss ...................     (10,917)          --               --      (10,917)
                                 ---------    ---------        ---------    ---------
Balance, December 31, 1996 ...     (10,917)          --             (179)      52,656
Sale of stock ................          --           --               --       29,523
Acquisition of Avid Corp. ....          --           --               --        8,117
Sale of stock options ........          --           --               --           70
Stock-based compensation .....          --           --               48           10
Stock options exercised ......          --           --                6            9
Comprehensive loss:
  Net loss ...................     (37,668)          --               --      (37,668)
                                 ---------    ---------        ---------    ---------
Balance, December 31, 1997 ...     (37,668)          --             (125)      52,717
Sale of stock ................          --           --               --      116,334
Sale of stock options ........          --           --               --           97
Stock-based compensation .....          --           --               48           48
Stock options exercised ......          --           --                7            8
Comprehensive loss:
  Change in unrealized
   gains/(losses) on
   investments ...............          18           18               --           18
  Net loss ...................     (67,271)          --               --      (67,271)
                                 ---------    ---------        ---------    ---------
Balance, December 31, 1998 ...     (67,253)          18              (70)     101,951
Sale of stock ................          --           --               --      116,218
Sale of stock options ........          --           --               --           95
Stock-based compensation .....          --           --               58          159
Stock options/warrants
  exercised ..................          --           --               12          377
Conversion of Preferred to
  Common Stock ...............          --           --               --           --
Purchased in-process research
  and development costs.......          --           --               --        1,247
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss.......................         (21)         (21)              --          (21)
  Change in unrealized
   gains/(losses) on
   investments ...............        (132)        (132)              --         (132)
  Net loss ...................    (104,621)          --               --     (104,621)
                                 ---------    ---------        ---------    ---------
Balance, December 31, 1999 ...    (104,774)        (135)              --      115,273
(UNAUDITED)
Sale of stock ................          --           --               --          656
Sale of stock options ........          --           --               --           27
Stock-based compensation .....          --           --               --          322
Stock options/warrants
  exercised ..................          --           --               --          378
Purchased in-process research
  and development costs.......          --           --               --        5,350
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss.......................         100          100               --          100
  Change in unrealized
   gains/(losses) on
   investments................         (19)         (19)              --          (19)
  Net loss ...................     (58,143)          --               --      (58,143)
                                 ---------    ---------        ---------    ---------
Balance, June 30, 2000 .......   $ (58,062)   $     (54)       $      --    $  63,944
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

3.    NET LOSS PER COMMON SHARE

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three and six month periods ended June 30, 2000 and 1999, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4.    LICENSING AGREEMENTS

      The Company's existing license agreements require future payments of up to $86,000 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 1,650 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation ("Avid"). Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $51,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


5.    ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133, as amended and deferred by SFAS 137 and SFAS 138, in the three month period ending June 30, 2000. SFAS 133 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

      In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"). SAB 101, as amended by SAB 101A and 101B, provided broad conceptual discussions and industry-specific guidance concerning revenue recognition. The Company adopted SAB 101 in the three month period ending December 31, 1999 and, accordingly, has reported the impact of the strategic alliance with Abbott Laboratories in accordance with SAB 101's conceptual guidance. Specifically, adoption of SAB 101 resulted in all non-contingent research and development reimbursement under the Company's strategic alliance to be amortized as collaborative revenue over the anticipated research and development arrangement period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATION
         ------------------------

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

OVERVIEW

      Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for our drug candidates, raising capital and developing our drug candidates. We have not received any revenues from the sale of products and do not expect any of our drug candidates to be commercially available until at least the year 2002. As of June 30, 2000, our accumulated deficit was approximately $279.6 million.

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

      Our operating expenses will depend on several factors, including the level of development expenses and the potential commercialization of our drug candidates. Development expenses will depend on the progress and results of our drug development efforts, which we cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. The level of expenses relating to the establishment of a sales and marketing organization, the manufacture of drug substance and other administrative expenditures will depend on the success of the development of our drug candidates; however, many of these expenditures may be incurred irrespective of whether our drug candidates are approved when anticipated or at all. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of the common stock could be materially adversely affected. See "--Risk and Uncertainties-- The market price of our stock may be adversely affected by market volatility."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999
-----------------------------------------

COLLABORATIVE REVENUE

      Collaborative revenue totaled $1.8 million for the three months ended June 30, 2000 as compared to no revenue for the same period in 1999. Revenue is solely related to collaborative revenue associated with our strategic alliance with Abbott Laboratories, Abbott, and arises from $31.7 million of non-contingent research and development expense reimbursement which is being amortized over the anticipated research and development arrangement period. See "--Liquidity and Capital Resources."

LICENSE FEES

      License fees totaled $462,000 for the three months ended June 30, 2000 as compared to $9.2 million for the same period in 1999. License fees for 2000 related to the expense of license or option preservation fees for certain of our drug candidates. License fees for 1999 related to the expense of license preservation fees, the recognition of milestone obligations required under our license agreements and license initiation payments. The decrease of 2000 license fees, as compared to 1999, is related to the timing of milestone obligations, the magnitude of license or option preservation payments, as well as the timing of license initiation fees associated with our portfolio of drug candidates.

DEVELOPMENT EXPENSES

      Development expenses totaled $26.6 million for the three months ended June 30, 2000 as compared to $19.1 million for the same period in 1999. The substantial increase of 2000 development expenses as compared to 1999, is due primarily to the continued and more expansive drug development activities on our drug candidates, including the addition of development personnel necessary to perform these activities. Development expenses for the second quarter of 2000 were heavily focused on our drug candidate, Coviracil(R).

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative, SG&A, expenses totaled $3.5 million for the three months ended June 30, 2000 as compared to $3.9 million for the same period in 1999. The decrease of 2000 SG&A expenses, as compared to 1999, is primarily related to decreased 2000 sales and marketing spending for the period. We expect that our SG&A expenses will increase in future periods as we continue to expand development activities and when we expand our sales and marketing organization in anticipation of product launch.

INTEREST INCOME, NET

      Net interest income totaled $2.0 million for the three months ended June 30, 2000 as compared to $1.1 million for the same period in 1999. The significant increase of 2000 interest income, as compared to 1999, is due to larger average investment balances and higher low-risk, short-term interest rates in the second quarter of 2000. See "--Liquidity and Capital Resources."

SIX MONTHS ENDED JUNE 30, 2000 AND 1999
---------------------------------------

COLLABORATIVE REVENUE

      Collaborative revenue totaled $3.8 million for the six months ended June 30, 2000 as compared to no revenue for the same period in 1999. Revenue is solely related to collaborative revenue associated with our strategic alliance with Abbott, and arises from $31.7 million of non-contingent research and development expense reimbursement which is being amortized over the anticipated research and development arrangement period. See "--Liquidity and Capital Resources."

LICENSE FEES

      License fees totaled $840,000 for the six months ended June 30, 2000 as compared to $9.4 million for the same period in 1999. License fees for 2000 related to the expense of license or option preservation and initiation fees for certain of our drug candidates. License fees for 1999 related to the expense of license preservation fees, the recognition of milestone obligations required under our license agreements and license initiation payments, including $4.0 million in payments arising from the license and settlement agreements relating to Coviracil and a $5.0 million development milestone for clevudine, formerly L-FMAU. The decrease of 2000 license fees, as compared to 1999, is related to the timing of milestone obligations, the magnitude of license or option preservation payments, as well as the timing of license initiation fees associated with our portfolio of drug candidates.

DEVELOPMENT EXPENSES

      Development expenses totaled $53.8 million for the six months ended June 30, 2000 as compared to $36.5 million for the same period in 1999. Development expenses for 2000 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, and preclinical testing. Development expenses for 1999 consisted primarily of expenses for clinical trials, drug synthesis, and employee compensation. The substantial increase of 2000 development expenses, as compared to 1999, is due primarily to the continued and more expansive drug development activities on our drug candidates, including the addition of development personnel necessary to perform these activities. Development expenses for 2000 were heavily focused on our drug candidate, Coviracil. Currently, we have five drug candidates in active development, two candidates that have dual indications for HIV and hepatitis B, and all candidates are in clinical studies.

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

PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

      Purchased research and development expenses totaled $5.4 million for the six months ended June 30, 2000, as compared to $1.2 million for the six months ended June 30, 1999. On March 27, 2000, we issued 400,000 shares of common stock, a component of the 2,000,000 contingent shares associated with the Avid Corporation, Avid, acquisition, and agreed to increase the remaining number of contingent shares by 50,000 as consideration to the former Avid stockholders for extending the payment date of certain contingent consideration from February 28, 2000 to August 28, 2001 (the second DMP-450 milestone date extension.) The charge in 1999 related to issuance of 100,000 shares of common stock as consideration to the former Avid stockholders for extending the payment date of certain contingent consideration from February 28, 1999 to February 28, 2000 (the first DMP-450 milestone date extension.) These in-process research and development charges are based upon the fair market value of our common stock at the date on which the extensions were granted and relate to mozenavir dimesylate, formerly DMP-450, which is at an early stage of clinical development and has no alternative future use. Accordingly, if we initiate pivotal Phase II clinical trials with mozenavir dimesylate on or before August 28, 2001 or elect on or before August 28, 2001 to continue development of mozenavir dimesylate even if such clinical trials have not been initiated, we would issue 1,150,000 shares of common stock. Issuance of the remaining 500,000 of the 1,650,000 contingent shares is dependent upon the attainment of other development milestones with mozenavir dimesylate. Issuance of any additional contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      SG&A expenses totaled $6.2 million for the six months ended June 30, 2000 as compared to $6.2 million for the same period in 1999. SG&A expenses for 2000 consisted primarily of employee compensation; amounts paid for outside professional services, primarily marketing, legal and investor relations services; and rent expense. SG&A expenses for 1999 consisted primarily of employee compensation, amounts paid for outside professional services and rent expense. We expect that our SG&A expenses will increase in future periods as we continue to expand development activities and when we expand our sales and marketing organization in anticipation of product launch.

INTEREST INCOME, NET

      Net interest income totaled $4.3 million for the six months ended June 30, 2000 as compared to $2.6 million for the same period in 1999. The significant increase of 2000 interest income, as compared to 1999, is due to larger average investment balances and higher low-risk, short-term interest rates in 2000. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations since inception (July 12, 1995) through June 30, 2000 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $111.9 million (net of offering costs), and from initial and secondary public offerings, which provided aggregate net proceeds of approximately $96.8 million (net of offering costs), as well as net proceeds from the completion of the strategic alliance with Abbott, the Abbott Alliance, (including net proceeds from the sale of common stock and non-contingent research and development reimbursement) of approximately $147.7 million. In addition, we have received approximately $2.3 million as reimbursement of certain development expenses under our license agreements.

      At June 30, 2000, we had net working capital of $64.2 million, a decrease of approximately $59.4 million from December 31, 1999. The decrease in working capital is principally the result of funding our normal operating expenses partially offset by reimbursement of costs stipulated under the Abbott Alliance. Our principal source of liquidity at June 30, 2000, was $46.8 million in cash and cash equivalents and $65.9 million in investments which are considered "available-for-sale," and approximately $2.0 million of strategic corporate investments, reflecting a $43.1 million decrease of total cash, cash equivalent and investment balances over those at December 31, 1999.

      We expect that our capital requirements will continue to increase in future periods as we fund our drug development programs, pay obligations under our license and/or option agreements, continue development of our sales and marketing organization, acquire drug substance from third party manufacturers, and incur other SG&A expenditures necessary to support our operations. Our future capital requirements will depend on many factors, including the progress of our drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to our drug candidates (including the costs of obtaining patent protection for our drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of our drug candidates, administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party arrangements for manufacturing, including Abbott, and other factors.

      Amounts payable by us in the future under our existing license agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. As of June 30, 2000, our existing license agreements may require future cash payments of up to $86.0 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of our licensors has the option to receive $2.0 million of such future milestone payments in shares of common stock (based on the then current market price) in lieu of a cash payment. We are also obligated to issue up to an additional 1,650,000 shares of common stock upon the achievement of certain development milestones relating to mozenavir dimesylate, which was acquired in the acquisition of Avid. Additionally, we will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees could range from $50,000 (if only a single drug candidate is approved for one indication) to $51.5 million (if all drug candidates are approved for all indications) under our existing license agreements.

      We believe that our cash, cash equivalents and investments will be adequate to satisfy our anticipated capital requirements through approximately June 2001, but expect that we will be required to raise additional funds through equity or debt financings, or from other sources to fund operations beyond that point. We cannot assure you that additional funding will be available on favorable terms from any of these sources or at all. See "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we would have to curtail or cease operations."

COVIRACIL (FTC-302)

      In February 2000, we halted recruitment of patients in our pivotal FTC-302 study due to a higher than normal incidence of liver toxicity that occurred in some of the 470 patients enrolled in the study. Analysis has indicated that Coviracil has not been responsible for any significant liver toxicity in this trial or in other trials. In April 2000, the Food and Drug Administration, FDA, issued a clinical hold on the study and the South African Medicines Control Council, MCC, terminated the study. The majority of patients participating in the study have not encountered significant difficulties and the patients receiving clinical benefit from the study are continuing to receive treatment on compassionate grounds. Although the FDA has indicated that study FTC-302 may not be adequate to provide pivotal data in support of a New Drug Application, NDA, discussions with the FDA and with the MCC on this issue are continuing. Due to these circumstances, the planned submission of a U.S. NDA for Coviracil may be significantly delayed. Two additional studies with Coviracil have been initiated; one is sponsored by us and the other is sponsored by the Agence Nationale de Recherche sur le SIDA, located in France.

DYNAVAX TECHNOLOGIES CORPORATION

      In April 2000, our licensing and collaborative agreement with Dynavax Technologies Corporation, Dynavax, to develop immunostimulatory pharmaceutical candidates for the prevention and/or treatment of serious viral diseases, became effective. This license grants Triangle exclusive worldwide rights to Dynavax' proprietary immunostimulatory sequences for the treatment of HIV and the prevention and treatment of hepatitis B and hepatitis C. This alliance represents another element of Triangle's strategy to leverage strategic alliances with carefully selected partners. We will collaborate with Dynavax in the clinical development of immunostimulatory pharmaceutical candidates and we will be responsible for funding certain development activities, as well as paying development milestones and royalty payments under the agreement. Our licensing and collaboration agreement with Dynavax occurred in conjunction with the purchase of 400,000 shares of Dynavax Series T Preferred Stock for $2.0 million. This asset is recorded under the cost method as part of our long-term investments.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER ACHIEVE PROFITABILITY.

      We formed Triangle in July 1995 and we have only a limited operating history for you to review in evaluating our business. We have incurred losses since our inception. At June 30, 2000, our accumulated deficit was $279.6 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so until at least the year 2002. In addition, we expect annual losses to increase over the next several years as we expand our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

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

      We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. Although the Abbott Alliance provided us with significant additional funding, we cannot assure you that such funding combined with other available sources of funds, will be sufficient to meet our future needs. In addition, we cannot assure you that we will receive the contingent future research funding payments under the Abbott Alliance. Therefore, we may need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements or to modify the Abbott Alliance on terms that are not favorable to us. These collaborative arrangements or modifications could result in the transfer to third parties of rights that we consider valuable. In addition, we often consider the acquisition of technologies and drug candidates that would increase our capital requirements.

BECAUSE OUR PRODUCT CANDIDATES MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS REQUIRED FOR COMMERCIALIZATION, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and the regulatory environment varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate, as occurred with mozenavir dimesylate or could result in regulatory authorities refusing to approve the drug candidate for any and all targeted indications. In April 2000, the FDA issued a clinical hold on, and the MCC terminated, clinical study FTC-302 for our drug candidate Coviracil, formerly known as FTC. Study FTC-302 was being conducted under a U.S. Investigational New Drug Application, IND, at sites in South Africa. The FDA indicated that study FTC-302 may not be adequate to provide pivotal data in support of a NDA. Discussions with the FDA and MCC on this issue are continuing. Due to these circumstances, the planned submission of a U.S. NDA for Coviracil may be significantly delayed. We, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

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

      In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays, as occurred with Coactinon(R) and which may occur with Coviracil. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that two of our drug candidates, Coviracil and DAPD for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV with Coviracil. Emory has also received United States and European patents containing composition of matter claims that cover Coviracil. BioChem Pharma filed a patent application in the United States in 1989 and received a patent in 1991 covering a group of nucleosides in the same general class as Coviracil, but which did not include Coviracil. BioChem Pharma filed foreign patent applications in 1990, which expanded upon its 1989 United States patent application to include FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to FTC that may cover Coviracil and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to Coviracil. BioChem Pharma has received two patents in the United States based on this patent application, one directed to Coviracil and the other directed to a method for treating viral diseases with Coviracil. The PTO has determined that there are conflicts between both BioChem Pharma patents and patent applications filed by Emory because they have overlapping claims to the same technology. The PTO is conducting two adversarial proceedings to determine whether BioChem Pharma or Emory is entitled to the patent claims in dispute regarding BioChem Pharma's two issued patents. Emory may not prevail in the adversarial proceedings, and the proceedings may also delay the decision of the PTO regarding Emory's patent application. BioChem Pharma also filed patent applications in many foreign countries based upon its 1991 United States patent application and has received patents in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

      In the United States, the first to invent a technology is entitled to patent protection on that technology. For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In a filing with the Securities and Exchange Commission, SEC, BioChem Pharma stated that prior to January 1, 1996, it conducted substantially all of its research activities outside the United States. BioChem Pharma also stated that it considered this to be a disadvantage in obtaining United States patents based on patent applications filed before January 1, 1996 as compared to companies that mainly conducted research in the United States. We do not know whether Emory or BioChem Pharma was the first to invent the technology claimed in their respective United States patent applications or patents. We also do not know whether BioChem Pharma invented the technology disclosed in its patent applications in the United States or introduced that technology in the United States before the date of its patent applications.

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

      DAPD

      We obtained our rights to DAPD under a license from Emory and the University of Georgia Research Foundation, Inc., University of Georgia. Our rights to DAPD include a number of issued United States patents that cover composition of matter, a method for the synthesis of DAPD, methods for the use of DAPD alone or in combination with certain other agents for the treatment of hepatitis B, and a method to treat HIV with DAPD. We also have rights to several foreign patents and patent applications that cover methods for the use of DAPD alone or in combination with certain other anti-hepatitis B agents for the treatment of hepatitis B. Additional foreign patent applications are pending which contain claims for the use of DAPD to treat HIV. Emory and the University of Georgia filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD. In a patent opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering DAPD is valid. Emory has appealed this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle do not pursue the appeal, we would not be able to sell DAPD in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on a portion of the DAPD technology by the Australian Patent Office have also been opposed by BioChem Pharma. We cannot assure you that a court or administrative body would invalidate BioChem Pharma's patent claims. Further, a sale of DAPD by us may infringe BioChem Pharma's patents. If Emory, the University of Georgia and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents, pending patent applications, or patents that may issue from such applications, we will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

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

      There are a number of companies which have patent applications and issued patents, both in the United States and in other countries, that cover immunostimulatory sequences and their uses. Coley Pharmaceuticals, Inc. has filed several patent applications in this area and has in addition exclusively licensed a number of patent applications on this subject from the University of Iowa and Isis Pharmaceuticals, Inc. A number of these patent applications have been issued. A number of companies have also filed patent applications and have or are expected to receive patents on certain polynucleotides and methods for their use and manufacture. We could be prevented from making, using or selling any immunostimulatory sequence that is covered by a patent issued to a third party company, unless we obtain a license from that company, which may not be available on reasonable terms or at all.

      With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO is conducting three adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, the University of Georgia, The Regents of the University of California, The DuPont Pharmaceuticals Company, Mitsubishi Chemical Corporation, and Dynavax provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and the University of Georgia, the licensors of clevudine to Bukwang Pharm. Ind. Co., Ltd., are primarily responsible for patent prosecution activities with respect to clevudine at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and logo, Coactinon(R) and Coviracil(R). We have also received registrations in the European Union for the mark Coactinon(R) and our corporate logo. Our pending application in the European Union for the mark CoviracilTM has been opposed by Orsem, based upon registrations for the mark Coversyl in various countries, and Les Laboratories Serveir, based on a French registration for the mark Coversyl. We do not believe that the marks Coviracil and Coversyl are confusingly similar, but, in the event they are found to be confusingly similar, we may need to adopt a different product name for emtricitabine in the applicable jurisdictions. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND MAY FAIL TO RECEIVE REGULATORY APPROVAL WHICH COULD PREVENT OR DELAY THE COMMERCIALIZATION OF OUR PRODUCTS.

      In addition to preclinical testing, clinical trials and other approval procedures for human pharmaceutical products, we are subject to numerous other regulations covering the development of pharmaceutical products. These regulations include, for example, domestic and international regulations relating to the manufacturing, safety, labeling, storage, record keeping, reporting, marketing and promotion of pharmaceutical products. We are also regulated with respect to laboratory practices, safe working conditions and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents used in connection with our development work. The requirements vary widely from country to country. We expect the process of obtaining these approvals and complying with appropriate government regulations to be time consuming and expensive. Even if our drug candidates receive regulatory approval, we may still face difficulties in marketing and manufacturing those drug candidates. Further, any approval may require postmarketing studies or other conditions. The approval of any of our drug candidates may limit the indicated uses of the drug candidate. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections. The discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in:

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

      We have engaged and intend to continue to engage third party contract research organizations and other third parties to help us develop our drug candidates. Although we have designed the clinical trials for our drug candidates, the contract research organizations have conducted many of the clinical trials. As a result, many important aspects of our drug development programs have been and will continue to be outside of our direct control. In addition, the contract research organizations may not perform all of their obligations under arrangements with us. If the contract research organizations do not perform clinical trials in a satisfactory manner or breach their obligations to us, the development and commercialization of any drug candidate may be delayed or precluded. We do not currently intend to engage in drug discovery. Our strategy for obtaining additional drug candidates is to utilize the relationships of our management team and scientific consultants to identify drug candidates for in-licensing from companies, universities, research institutions and other organizations. We may not succeed in acquiring additional drug candidates on acceptable terms or at all.

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

OUR CONTROLLING STOCKHOLDERS MAY MAKE DECISIONS WHICH YOU DO NOT CONSIDER TO BE IN YOUR BEST INTEREST.

      As of June 30, 2000, our directors, executive officers and their affiliates, excluding Abbott, owned approximately 12.5% of our outstanding common stock and Abbott owned approximately 17.3% of our outstanding common stock. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has certain rights to purchase shares directly from us in order to maintain its existing level of ownership, also known as antidilution protection. One Abbott designee serves as a member of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

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

      In addition, if our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of June 30, 2000, there were 38,293,849 shares of common stock outstanding, of which approximately 24,500,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 6,850,000 shares have rights to cause us to register them for sale to the public. We have filed registration statements to register the sale of approximately 3,550,000 of these shares. On June 12, 2000, we filed a registration statement on Form S-3 with the SEC for sale in the public market substantially all of the 400,000 shares issued to former Avid stockholders in March 2000. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance. Any such sales may make it more difficult for us to raise needed capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      Triangle is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At June 30, 2000, Triangle had no outstanding forward foreign currency contracts to hedge anticipated foreign currency obligations but was subject to interest rate risk associated with its investment portfolio. All derivative financial instruments, when purchased, are done so in accordance with established policies and procedures and require the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

INTEREST RATE SENSITIVITY

      Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds with an average maturity of less than 18 months. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10% from levels at June 30, 2000, the fair value of the portfolio is expected to decline by an immaterial aggregate amount primarily due to the relatively short maturity of the portfolio. At June 30, 2000, our portfolio consisted of approximately $53.3 million of investments maturing within one year and approximately $12.5 million of investments maturing after one year but within 30 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect our consolidated operating results, financial position or cash flows to be affected by a significant amount due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency hedging program. The goal of our hedging program is to economically guarantee, or lock into, exchange rates on firm foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At June 30, 2000, Triangle had no outstanding hedged foreign currency contracts.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

c.    Issuance of Unregistered Securities

      On May 24, 2000, we issued 66,816 shares of common stock to Abbott which were purchased pursuant to the terms of a stockholder rights agreement between us and Abbott. The consideration received by us was approximately $407,000 in cash, or a price of approximately $6.10 per share. No underwriters were involved in the issuance of this common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

a. The 2000 Annual Meeting of Stockholders of Triangle Pharmaceuticals, Inc. (the "Meeting") was held on May 18, 2000. The holders of 31,712,734 of the 37,696,599 shares of the Company's Common Stock outstanding on the record date were present at the Meeting in person or by proxy.

b. At the Meeting, David W. Barry, M.D. and George McFadden were duly nominated and properly elected as Directors of the Company to serve until the 2003 annual meeting of stockholders or until their successors are elected and have qualified. The number of votes cast for and withheld with respect to each nominee for office are indicated below:

                                                       AGAINST/
                                 FOR                   WITHHELD
                            -------------            -------------
      David W. Barry, M.D.    31,295,482                417,252
      George McFadden         31,659,929                 52,805

      The terms of office of Anthony B. Evnin, Ph.D., Standish M.
      Fleming, Dennis B. Gillings, Ph.D., Henry G. Grabowski, Ph.D., Arthur J. Higgins and Chris A. Rallis, J.D. as directors of the Company continued after the Meeting.

      At the Meeting, a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000 was approved. The number of votes cast for, against and to abstain on the proposal are indicated below:


           FOR             AGAINST         ABSTENTIONS
      ---------------    ------------    ----------------
        31,682,313           6,810            23,611

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a.    Exhibits

      27.1  Financial Data Schedule


b.    Reports on Form 8-K

      None

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIANGLE PHARMACEUTICALS, INC.


Date:  August 8, 2000                     By:  /s/ David W. Barry
                                               -------------------------
                                          David W. Barry
                                          Chairman and Chief Executive Officer



                                    TRIANGLE PHARMACEUTICALS, INC.



Date: August 8, 2000                      By:   /s/ Robert F. Amundsen, Jr.
                                                ---------------------------
                                          Robert F. Amundsen, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer