Form 10-Q
period 2000-09-30
TRIANGLE PHARMACEUTICALS INC
filed 2000-11-14
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of September 30, 2000, there were 38,313,803 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                                Table of Contents

Part I. Financial Information

                                                                        Page No.
                                                                        --------

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets (unaudited) -
               September 30, 2000 and December 31, 1999 ...................  3

           Condensed Consolidated Statements of Operations (unaudited) -
               Three and Nine Months Ended September 30, 2000 and
               September 30, 1999 and Period From Inception
               (July 12, 1995) Through September 30, 2000 .................  4

           Condensed Consolidated Statements of Cash Flows (unaudited) -
               Nine Months Ended September 30, 2000 and
               September 30, 1999 and Period From Inception
               (July 12, 1995) Through September 30, 2000 .................  5

           Condensed Consolidated Statements of Stockholders' Equity -
               Period From Inception (July 12, 1995) Through
               September 30, 2000 (unaudited) ............................ 6-7

           Notes to Condensed Consolidated
            Financial Statements (unaudited) ............................. 8-9

  Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................... 10-27

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..... 28

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K ............................... 29

  Signatures .............................................................. 30

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                        September 30,  December 31,
Assets                                                                      2000           1999
------                                                                  -------------  ------------
Current assets:
      Cash and cash equivalents .......................................   $  20,470      $  58,486
      Restricted deposits .............................................          --             27
      Investments .....................................................      57,848         94,583
      Interest receivable .............................................         823          1,307
      Receivable from collaborative partner ...........................         181          1,156
      Prepaid expenses ................................................         733            555
                                                                          ---------      ---------
         Total current assets .........................................      80,055        156,114
                                                                          ---------      ---------
Property, plant and equipment, net ....................................       5,935          5,701
Investments ...........................................................      12,245          4,682
                                                                          ---------      ---------

         Total assets .................................................   $  98,235      $ 166,497
                                                                          =========      =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
      Accounts payable ................................................   $  10,212      $  10,924
      Payable to collaborative partner ................................       4,916            571
      Capital lease obligation-current ................................          31            133
      Accrued expenses ................................................      18,727         14,587
      Deferred revenue ................................................       6,977          6,250
                                                                          ---------      ---------
         Total current liabilities ....................................      40,863         32,465
                                                                          ---------      ---------
Capital lease obligation-noncurrent ...................................          --              9
Deferred revenue ......................................................      19,187         18,750
                                                                          ---------      ---------
         Total liabilities ............................................      60,050         51,224
                                                                          ---------      ---------
Commitments and contingencies (See note 4) ............................          --             --
Stockholders' equity:
      Convertible Preferred Stock, $0.001 par value; 5,000 shares
         authorized; 0 shares issued and outstanding ..................          --             --
      Common Stock, $0.001 par value; 75,000 shares authorized;
         38,314 and 37,578 shares, issued and outstanding, respectively          38             38
      Additional paid-in capital ......................................     343,705        336,814
      Accumulated deficit during development stage ....................    (305,644)      (221,444)
      Accumulated other comprehensive income (loss) ...................          86           (135)
                                                                          ---------      ---------
         Total stockholders' equity ...................................      38,185        115,273
                                                                          ---------      ---------

         Total liabilities and stockholders' equity ...................   $  98,235      $ 166,497
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

                                                                                                                       Period from
                                                                                                                        Inception
                                                            Three Months Ended               Nine Months Ended       (July 12, 1995)
                                                               September 30,                   September 30,             Through
                                                         -------------------------       -------------------------     September 30,
                                                           2000            1999            2000            1999            2000
                                                         ---------       ---------       ---------       ---------       ---------
Revenue:
   Collaborative revenue ...........................     $   1,744       $      --       $   5,550       $      --       $   5,550

Operating expenses:
   License fees ....................................         2,978             210           3,818           9,655          24,160
   Development .....................................        22,925          19,660          76,736          56,129         244,396
   Purchased research and development ..............            --              --           5,350           1,247          17,858
   Selling, general and administrative .............         3,621           4,640           9,840          10,889          45,886
                                                         ---------       ---------       ---------       ---------       ---------
     Total operating expenses ......................        29,524          24,510          95,744          77,920         332,300
                                                         ---------       ---------       ---------       ---------       ---------

Loss from operations ...............................       (27,780)        (24,510)        (90,194)        (77,920)       (326,750)

Interest income, net ...............................         1,723           1,947           5,994           4,497          21,106
                                                         ---------       ---------       ---------       ---------       ---------

Net loss ...........................................     $ (26,057)      $ (22,563)      $ (84,200)      $ (73,423)      $(305,644)
                                                         =========       =========       =========       =========       =========

Basic and diluted net loss per common
   share ...........................................     $   (0.68)      $   (0.64)      $   (2.21)      $   (2.34)
                                                         =========       =========       =========       =========

Shares used in computing basic and
   diluted net loss per common share ...............        38,301          35,157          38,037          31,354
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                               Period from Inception
                                                                             Nine Months Ended September 30,      (July 12, 1995)
                                                                             -------------------------------         Through
                                                                                 2000               1999        September 30, 2000
                                                                               ---------          ---------    ---------------------
Cash flows from operating activities:
Net loss ..................................................................    $ (84,200)         $ (73,423)         $(305,644)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization ..........................................        1,282                905              3,791
   Purchased research and development .....................................        5,350              1,247             17,858
   Stock-based compensation ...............................................          322                161              1,861
   Change in assets and liabilities:
     Receivables ..........................................................        1,459               (734)            (1,004)
     Prepaid expenses .....................................................         (178)            (3,029)              (733)
     Accounts payable .....................................................        3,633             (5,752)            15,128
     Accrued expenses .....................................................        4,140              9,174             18,727
     Deferred revenue .....................................................        1,164                 --             26,164
                                                                               ---------          ---------          ---------
Net cash used by operating activities .....................................      (67,028)           (71,451)          (223,852)
                                                                               ---------          ---------          ---------
Cash flows from investing activities:
   Sale of restricted deposits ............................................           27                 37                 --
   Purchase of investments ................................................      (90,223)           (76,158)          (310,508)
   Proceeds from sale and maturity of investments .........................      119,616             27,884            240,501
   Purchase of property, plant and equipment ..............................       (1,516)            (1,908)            (9,552)
   Acquisition of Avid Corporation, net of cash acquired ..................           --                 --             (3,053)
                                                                               ---------          ---------          ---------
Net cash provided (used) by investing activities ..........................       27,904            (50,145)           (82,612)
                                                                               ---------          ---------          ---------
Cash flows from financing activities:
   Sale of stock, net of related issuance costs ...........................          801            116,218            326,247
   Sale of options under salary investment option
     grant program ........................................................           40                 73                302
   Proceeds from stock options/warrants exercised .........................          378                215                620
   Proceeds from notes payable ............................................           --                 --                374
   Equipment financing ....................................................           --                 --                354
   Principal payments on capital lease obligations
     and notes payable ....................................................         (111)              (244)              (963)
                                                                               ---------          ---------          ---------
Net cash provided by financing activities .................................        1,108            116,262            326,934
                                                                               ---------          ---------          ---------
Net (decrease) increase in cash and cash equivalents ......................      (38,016)            (5,334)            20,470
Cash and cash equivalents at beginning of period ..........................       58,486             77,653                 --
                                                                               ---------          ---------          ---------
Cash and cash equivalents at end of period ................................    $  20,470          $  72,319          $  20,470
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                          Convertible
                                        Preferred Stock                         Common Stock       Additional
                                     ---------------------                  --------------------    Paid-In    Accumulated
                                      Shares      Amount      Warrants       Shares     Amount      Capital      Deficit
                                     --------    ---------    ---------     --------   ---------   ---------    ---------
Initial sale of stock ...........         933    $       1    $      --        1,175   $       1   $     710    $      --
Additional sale of stock ........       4,249            4           --        1,495           2       3,137           --
Stock-based compensation ........          --           --           --           --          --          12           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --         (967)
                                     --------    ---------    ---------     --------   ---------   ---------    ---------
Balance, December 31, 1995 ......       5,182            5           --        2,670           3       3,859         (967)
Sale of stock ...................       3,756            4           --        4,943           5      59,506           --
Stock-based compensation ........          --           --          152          700           1       1,127           --
Stock options exercised .........          --           --           --          317          --          57           --
Conversion of Preferred to
  Common Stock ..................      (8,938)          (9)          --        8,938           9          --           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --      (10,917)
                                     --------    ---------    ---------     --------   ---------   ---------    ---------
Balance, December 31, 1996 ......          --           --          152       17,568          18      64,549      (11,884)
Sale of stock ...................          --           --           --        2,014           2      29,521           --
Acquisition of Avid Corp. .......          --           --           --          400          --       8,117           --
Sale of stock options ...........          --           --           --           --          --          70           --
Stock-based compensation ........          --           --          (38)          --          --          --           --
Stock options exercised .........          --           --           --           13          --           3           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --      (37,668)
                                     --------    ---------    ---------     --------   ---------   ---------    ---------
Balance, December 31, 1997 ......          --           --          114       19,995          20     102,260      (49,552)
Sale of stock ...................         170           --           --        8,868           9     116,325           --
Sale of stock options ...........          --           --           --           --          --          97           --
Stock-based compensation ........          --           --           --           --          --          --           --
Stock options exercised .........          --           --           --            8          --           1           --
Comprehensive loss:
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --      (67,271)
                                     --------    ---------    ---------     --------   ---------   ---------    ---------
Balance, December 31, 1998 ......         170           --          114       28,871          29     218,683     (116,823)
Sale of stock ...................          --           --           --        6,605           7     116,211           --
Sale of stock options ...........          --           --           --           --          --          95           --
Stock-based compensation ........          --           --           --            6          --         101           --
Stock options/warrants exercised           --           --         (114)         296          --         479           --
Conversion of Preferred to
  Common Stock ..................        (170)          --           --        1,700           2          (2)          --
Purchased in-process research and
  development costs .............          --           --           --          100          --       1,247           --
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..          --           --           --           --          --          --           --
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --     (104,621)
                                     --------    ---------    ---------     --------   ---------   ---------    ---------
Balance, December 31, 1999 ......          --    $      --    $      --       37,578   $      38   $ 336,814    $(221,444)
(Continued)

                                                      Accumulated
                                     Comprehensive       Other
                                        Income       Comprehensive      Deferred
                                        (Loss)       Income/(Loss)    Compensation       Total
                                       ---------       ---------       ---------       ---------
Initial sale of stock ...........      $      --       $      --       $      --       $     712
Additional sale of stock ........             --              --              --           3,143
Stock-based compensation ........             --              --             (12)             --
Comprehensive loss:
  Net loss ......................           (967)             --              --            (967)
                                       ---------       ---------       ---------       ---------
Balance, December 31, 1995 ......           (967)             --             (12)          2,888
Sale of stock ...................             --              --              --          59,515
Stock-based compensation ........             --              --            (141)          1,139
Stock options exercised .........             --              --             (26)             31
Conversion of Preferred to
  Common Stock ..................             --              --              --              --
Comprehensive loss:
  Net loss ......................        (10,917)             --              --         (10,917)
                                       ---------       ---------       ---------       ---------
Balance, December 31, 1996 ......        (10,917)             --            (179)         52,656
Sale of stock ...................             --              --              --          29,523
Acquisition of Avid Corp. .......             --              --              --           8,117
Sale of stock options ...........             --              --              --              70
Stock-based compensation ........             --              --              48              10
Stock options exercised .........             --              --               6               9
Comprehensive loss:
  Net loss ......................        (37,668)             --              --         (37,668)
                                       ---------       ---------       ---------       ---------
Balance, December 31, 1997 ......        (37,668)             --            (125)         52,717
Sale of stock ...................             --              --              --         116,334
Sale of stock options ...........             --              --              --              97
Stock-based compensation ........             --              --              48              48
Stock options exercised .........             --              --               7               8
Comprehensive loss:
  Change in unrealized
    gains/(losses) on investments             18              18              --              18
  Net loss ......................        (67,271)             --              --         (67,271)
                                       ---------       ---------       ---------       ---------
Balance, December 31, 1998 ......        (67,253)             18             (70)        101,951
Sale of stock ...................             --              --              --         116,218
Sale of stock options ...........             --              --              --              95
Stock-based compensation ........             --              --              58             159
Stock options/warrants exercised              --              --              12             377
Conversion of Preferred to
  Common Stock ..................             --              --              --              --
Purchased in-process research and
  development costs .............             --              --              --           1,247
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..            (21)            (21)             --             (21)
  Change in unrealized
    gains/(losses) on investments           (132)           (132)             --            (132)
  Net loss ......................       (104,621)             --              --        (104,621)
                                       ---------       ---------       ---------       ---------
Balance, December 31, 1999 ......      $(104,774)      $    (135)      $      --       $ 115,273
(Continued)

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                          Convertible
                                        Preferred Stock                         Common Stock       Additional
                                     ---------------------                  --------------------    Paid-In    Accumulated
                                      Shares      Amount      Warrants       Shares     Amount      Capital      Deficit
                                     --------    ---------    ---------     --------   ---------   ---------    ---------
(Continued)
(Unaudited)
Sale of stock ...................          --    $      --    $      --          111   $      --   $     801    $      --
Sale of stock options ...........          --           --           --           --          --          40           --
Stock-based compensation ........          --           --           --           --          --         322           --
Stock options/warrants exercised           --           --           --          225          --         378           --
Purchased in-process research and
  development costs .............          --           --           --          400          --       5,350           --
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..          --           --           --           --          --          --           --
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --      (84,200)
                                     --------    ---------    ---------     --------   ---------   ---------    ---------
Balance, September 30, 2000 .....          --    $      --    $      --       38,314   $      38   $ 343,705    $(305,644)
                                     ========    =========    =========     ========   =========   =========    =========


                                                      Accumulated
                                     Comprehensive       Other
                                        Income       Comprehensive      Deferred
                                        (Loss)       Income/(Loss)    Compensation       Total
                                       ---------       ---------       ---------       ---------
(Continued)
(Unaudited)
Sale of stock ...................      $      --       $      --       $      --       $     801
Sale of stock options ...........             --              --              --              40
Stock-based compensation ........             --              --              --             322
Stock options/warrants exercised              --              --              --             378
Purchased in-process research and
  development costs .............             --              --              --           5,350
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..            131             131              --             131
  Change in unrealized
    gains/(losses) on investments             90              90              --              90
  Net loss ......................        (84,200)             --              --         (84,200)
                                       ---------       ---------       ---------       ---------
Balance, September 30, 2000 .....      $ (83,979)      $      86       $      --       $  38,185
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

3. Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three and nine month periods ended September 30, 2000 and 1999, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4. Licensing Agreements

      The Company's existing license agreements require future payments of up to $91,000 contingent upon the achievement of certain development milestones and up to $30,000 upon the achievement of certain sales milestones. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to 1,650 shares of Common Stock upon the achievement of certain development milestones relating to DMP-450 acquired in the acquisition of Avid Corporation ("Avid"). Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $54,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

5. Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments And Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS 133, as amended and deferred by SFAS 137 and SFAS 138, in the three-month period ended June 30, 2000.

      In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended by SAB 101A and 101B, provided broad conceptual discussions and industry-specific guidance concerning revenue recognition. The Company adopted SAB 101 in the three-month period ended December 31, 1999 and, accordingly, has reported the impact of the strategic alliance with Abbott Laboratories in accordance with SAB 101's conceptual guidance. Specifically, adoption of SAB 101 resulted in all non-contingent research and development reimbursement under the Company's strategic alliance to be amortized as collaborative revenue over the anticipated research and development arrangement period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

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

Overview

      Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for our drug candidates, raising working capital and developing our drug candidates. We have not received any revenues from the sale of products and do not expect any of our drug candidates to be commercially available until at least the year 2002. As of September 30, 2000, our accumulated deficit was approximately $305.6 million.

      We require substantial working capital relating to the development and potential commercialization of our drug candidates, including expenditures for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials and toxicology studies, clinical trials of drug candidates, sales and marketing expenses and payments to our licensors. We have been unprofitable since our inception and expect to incur substantial losses for at least the next several years, due principally to the expenses associated with our drug development programs and the addition of infrastructure necessary to commercialize our drug candidates. Our working capital requirements relate to activities many of which may need to occur prior to, and in anticipation of, the potential regulatory approval of our drug candidates, including expenditures associated with the continued establishment of a sales and marketing organization, the manufacture of drug substance, the development of a distribution system with outside vendors and other administrative expenditures. Many of these expenditures may be incurred irrespective of whether our drug candidates are approved when anticipated or at all. We expect that losses will fluctuate from period to period and that such fluctuations may be substantial. See "--Risk and Uncertainties-- We have incurred losses since inception and may never achieve profitability."

      We have only a limited operating history upon which an evaluation of Triangle and our prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating our prospects. To address these risks, we must, among other things, successfully develop and commercialize our drug candidates, secure and maintain all necessary proprietary rights, respond to competitive developments, obtain additional financing and continue to attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks. See "--Risk and Uncertainties-- All of our product candidates are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business" and "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we will have to curtail or cease operations."

      Our operating expenses will depend on several factors, including the level of development expenses and the potential commercialization of our drug candidates. Development expenses will depend on the progress and results of our drug development efforts, which we cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. The level of expenses relating to the establishment of a sales and marketing organization, the manufacture of drug substance and other administrative expenditures will depend on the success of the development of our drug candidates; however, many of these expenditures may be incurred irrespective of whether our drug candidates are approved when anticipated or at all. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected. See "--Risk and Uncertainties-- The market price of our stock may be adversely affected by market volatility."

Results of Operations

Three months ended September 30, 2000 and 1999
----------------------------------------------

Collaborative Revenue

      Collaborative revenue totaled $1.7 million for the three months ended September 30, 2000 as compared to no revenue for the same period in 1999. Revenue is solely related to collaborative revenue associated with our strategic alliance, the Abbott Alliance, with Abbott Laboratories, Abbott, and arises from $31.7 million of non-contingent research and development expense reimbursement, which is being amortized over the anticipated research and development arrangement period. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $3.0 million for the three months ended September 30, 2000 as compared to $210,000 for the same period in 1999. License fees for 2000 related to the recognition of milestone obligations under our license agreements and license or option agreement initiation and/or preservation fees for certain of our drug candidates. License fees for 1999 related primarily to the expense of license or option agreement preservation fees. The increase of 2000 license fees, as compared to 1999, is related to the timing of milestone obligations, the magnitude of license or option preservation payments, as well as the timing of license initiation fees associated with our portfolio of drug candidates.

Development Expenses

      Development expenses totaled $22.9 million for the three months ended September 30, 2000 as compared to $19.7 million for the same period in 1999. The increase of 2000 development expenses, as compared to 1999, is due primarily to the continued and more expansive drug development activities on our drug candidates. Development expenses for the third quarter of 2000 were heavily focused on our drug candidate Coviracil(R). We are also continuing the development of Coactinon(R) for which we have expanded our clinical trial activities by beginning to enroll an additional 280 patients in our continuing Phase III clinical study. Our decision to continue the development of Coactinon will result in additional development costs for this drug candidate.

Selling, General and Administrative Expenses

      Selling, general and administrative, SG&A, expenses totaled $3.6 million for the three months ended September 30, 2000 as compared to $4.6 million for the same period in 1999. The decrease of 2000 SG&A expenses, as compared to 1999, is primarily related to decreased 2000 sales and marketing spending for the period. Our SG&A expenses will increase in future periods when we expand our sales and marketing organization in anticipation of product launch.

Interest Income, Net

      Net interest income totaled $1.7 million for the three months ended September 30, 2000 as compared to $1.9 million for the same period in 1999. The decrease of 2000 interest income, as compared to 1999, is due to lower average investment balances between the two quarters offset somewhat by higher low-risk, short-term interest rates in the third quarter of 2000. See "--Liquidity and Capital Resources."

Nine months ended September 30, 2000 and 1999
---------------------------------------------

Collaborative Revenue

      Collaborative revenue totaled $5.6 million for the nine months ended September 30, 2000 as compared to no revenue for the same period in 1999. Revenue is solely related to collaborative revenue associated with the Abbott Alliance and arises from $31.7 million of non-contingent research and development expense reimbursement, which is being amortized over the anticipated research and development arrangement period. See "--Liquidity and Capital Resources."

License Fees

      License fees totaled $3.8 million for the nine months ended September 30, 2000 as compared to $9.7 million for the same period in 1999. License fees for 2000 related to the recognition of milestone obligations under our license agreements and license or option agreement initiation and/or preservation fees for certain of our drug candidates. License fees for 1999 related to the expense of license preservation fees, the recognition of milestone obligations required under our license agreements and license initiation payments. The decrease of 2000 license fees, as compared to 1999, is related to the timing of milestone obligations, the magnitude of license or option preservation payments, as well as the timing of license initiation fees associated with our portfolio of drug candidates.

Development Expenses

      Development expenses totaled $76.7 million for the nine months ended September 30, 2000 as compared to $56.1 million for the same period in 1999. Development expenses for 2000 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, and preclinical testing. Development expenses for 1999 consisted primarily of expenses for clinical trials, drug synthesis, employee compensation and preclinical testing. The substantial increase of 2000 development expenses, as compared to 1999, is due primarily to the continued and more expansive drug development activities on our drug candidates, including the addition of development personnel necessary to perform these activities. Development expenses for 2000 have been heavily focused on our drug candidate Coviracil. Currently, we have five drug candidates in active clinical development, two of these candidates with dual indications for HIV and hepatitis B, as well as numerous other compounds in earlier stages of development.

Purchased Research and Development Expense

      Purchased research and development expenses totaled $5.4 million for the nine months ended September 30, 2000, as compared to $1.2 million for the nine months ended September 30, 1999. In March 2000, we issued 400,000 shares of common stock, a component of the 2,000,000 contingent shares associated with the Avid Corporation, Avid, acquisition, and agreed to increase the remaining number of contingent shares by 50,000 as consideration to the former Avid stockholders for extending the payment date of certain contingent consideration from February 28, 2000 to August 28, 2001 (the second DMP-450 milestone date extension.) The charge in 1999 related to issuance of 100,000 shares of common stock as consideration to the former Avid stockholders for extending the payment date of certain contingent consideration from February 28, 1999 to February 28, 2000 (the first DMP-450 milestone date extension.) These in-process research and development charges are based upon the fair market value of our common stock at the date on which the extensions were granted and relate to mozenavir dimesylate, formerly DMP-450, which is at an early stage of clinical development and has no alternative future use. Accordingly, if we initiate pivotal Phase II clinical trials with mozenavir dimesylate on or before August 28, 2001 or elect on or before August 28, 2001 to continue development of mozenavir dimesylate even if such clinical trials have not been initiated, we would issue 1,150,000 shares of common stock. Issuance of the remaining 500,000 of the 1,650,000 contingent shares is dependent upon the attainment of other development milestones with mozenavir dimesylate. Issuance of any additional contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency.

Selling, General and Administrative Expenses

      SG&A expenses totaled $9.8 million for the nine months ended September 30, 2000 as compared to $10.9 million for the same period in 1999. SG&A expenses consist primarily of employee compensation; amounts paid for outside professional services, primarily marketing, legal and investor relations services; and rent expense. The decrease of 2000 SG&A expenses, as compared to 1999, is primarily related to decreased 2000 sales and marketing spending offset somewhat by increased administrative spending for the period. Our SG&A expenses will increase in future periods when we expand our sales and marketing organization in anticipation of product launch.

Interest Income, Net

      Net interest income totaled $6.0 million for the nine months ended September 30, 2000 as compared to $4.5 million for the same period in 1999. The significant increase of 2000 interest income, as compared to 1999, is due to larger average investment balances and higher low-risk, short-term interest rates in 2000. See "--Liquidity and Capital Resources."

Liquidity and Capital Resources

      We have financed our operations since inception (July 12, 1995) through September 30, 2000 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $111.9 million (net of offering costs), and from initial and secondary public offerings, which provided aggregate net proceeds of approximately $96.8 million (net of offering costs), as well as net proceeds from the completion of the Abbott Alliance (including net proceeds from the sale of common stock and non-contingent research and development reimbursement) of approximately $147.7 million. In addition, we have received approximately $2.3 million as reimbursement of certain development expenses under our license agreements.

      At September 30, 2000, we had net working capital of $39.2 million, a decrease of approximately $84.5 million from December 31, 1999. The decrease in working capital is principally the result of funding our normal operating expenses partially offset by reimbursement of costs stipulated under the Abbott Alliance. Our principal source of liquidity at September 30, 2000 was $20.5 million in cash and cash equivalents and $68.1 million in investments which are considered "available-for-sale," and approximately $2.0 million of strategic corporate investments, reflecting a $67.2 million decrease of total cash, cash equivalent and investment balances from those at December 31, 1999.

      On November 1, 2000, we entered into a Firm Underwritten Equity Facility, the Facility, consisting of a Common Stock Underwriting Agreement, Underwriting Agreement, with Ramius Securities, LLC, Ramius, and a Stand-By Purchase Agreement, Purchase Agreement, with Ramius Capital Group, LLC, Ramius Capital. Pursuant to the Facility, Ramius, as underwriter, agrees to sell on a best efforts basis, up to $100.0 million of our common stock within a three-year period. Pursuant to the Underwriting Agreement, we may initiate 15-trading day selling periods during which Ramius will purchase shares from us, at a fixed percentage of the volume weighted average price for each trading day during the period, for sale in the public market. We will establish a dollar amount to be raised during the selling period and Ramius will, on a best efforts basis, sell the number of shares required to raise that amount. We will also establish for each selling period a floor price below which Ramius may not sell any shares. The total number of shares sold during a given selling period is limited to 15% of the average daily trading volume during the selling period. Pursuant to the Purchase Agreement, Ramius Capital agrees to purchase any shares not sold by Ramius during a selling period.

      In anticipation of a possible financing, we filed a shelf registration statement with the Securities and Exchange Commission, SEC, on October 20, 2000, authorizing the issuance of up to $100.0 million of our common stock. We are currently in the process of filing a post-effective amendment to the registration statement to register the shares of our common stock issuable pursuant to the Facility. Pursuant to Rule 415 under the Securities Act of 1933, as amended, as it relates to "at the market offerings" of equity securities, we may be limited to registering on a post-effective amendment to a shelf registration statement a number of shares of common stock not exceeding 10% of the aggregate market value of our outstanding shares of our common stock held by non-affiliates. Accordingly, our initial post-effective amendment will be limited to $30.0 million of our common stock. We intend, however, to file additional amendments or registration statements, as needed, to allow us to sell up to the $100.0 million available under the Facility.

      Our working capital requirements may continue to increase in future periods as we fund our drug development programs, pay obligations under our license and/or option agreements, continue the future development of our sales and marketing organization, acquire drug substance from third party manufacturers, and incur other SG&A expenditures necessary to support our operations. Our future working capital requirements will depend on many factors, including the progress of our drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, the costs under the license and/or option agreements relating to our drug candidates (including the costs of obtaining patent protection for our drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the rate of technological advances, determinations as to the commercial potential of our drug candidates, administrative and legal expenses, the establishment of internal capacity and third party arrangements for sales and marketing functions, the establishment of third party arrangements for manufacturing, including Abbott, and other factors.

      Amounts payable by us in the future under our existing license agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain approval to commercialize any drug candidate and the commercial success of any approved drug. As of September 30, 2000, our existing license agreements may require future cash payments of up to $91.0 million contingent upon the achievement of certain development milestones and up to $30.0 million upon the achievement of certain sales milestones. One of our licensors has the option to receive $2.0 million of such future milestone payments in shares of common stock (based on the then current market price) in lieu of a cash payment. We are also obligated to issue up to an additional 1,650,000 shares of common stock upon the achievement of certain development milestones relating to mozenavir dimesylate, which was acquired in the acquisition of Avid. Additionally, we will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees could range from $50,000 (if only a single drug candidate is approved for one indication) to $54.5 million (if all drug candidates are approved for all indications) under our existing license agreements.

      We believe that our existing cash, cash equivalents and investments, and expected net proceeds raised under our Facility with Ramius, will be adequate to satisfy our anticipated working capital requirements through at least the first quarter of 2002, but expect that we will be required to raise additional funds through equity or debt financings, including any remaining availability under our Facility, or from other sources to fund operations beyond that point. We cannot assure you that additional funding will be available on favorable terms from any of these sources or at all. See "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we will have to curtail or cease operations."

Arrow Therapeutics Limited

      In July 2000, we entered into a licensing and collaborative agreement with Arrow Therapeutics Limited, Arrow, to identify and develop novel anti-viral agents for the treatment of hepatitis C virus. Under the terms of the agreement, Arrow will provide Triangle with access to Arrow's high throughput screening technology and its compound library. Triangle will be responsible for funding the screening program, as well as paying development milestones and royalty payments on sales of any products which result from the collaboration.

Litigation and Other Contingencies

      As discussed below in "Risk and Uncertainties," we are indirectly involved in several patent opposition and adversarial proceedings and one lawsuit filed in Australia regarding the patent rights related to two of our licensed drug candidates, Coviracil and DAPD. Although we are not a named party in any of these proceedings, we are obligated to reimburse our licensors for certain legal expenses associated with these proceedings. In one of these patent opposition proceedings, on November 8, 2000, the Australian Patent Office held that certain patent claims of Emory University, Emory, directed to DAPD are not patentable over an earlier BioChem Pharma, Inc., BioChem Pharma, patent. If Emory, the University of Georgia Research Foundation, Inc., University of Georgia, or Triangle does not appeal this decision of the Australian Patent Office, or is unsuccessful in the appeal, then we will not be able to sell DAPD in Australia without a license from BioChem Pharma, which may not be available on reasonable terms or at all. We cannot predict the outcome of this or any of the other proceedings. We believe that an adverse judgment rendered against us would not result in a material financial obligation, nor would we have to recognize an impairment under Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" as no amounts have been capitalized related to our drug candidates. However, any development in these proceedings adverse to our interests, including but not limited to any adverse development related to the patent rights licensed to us for these two drug candidates or our rights or obligations related thereto, could have a material adverse effect on our business and future consolidated financial position, results of operations and cash flow.

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

      We formed Triangle in July 1995 and we have only a limited operating history for you to review in evaluating our business. We have incurred losses since our inception. At September 30, 2000, our accumulated deficit was $305.6 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so until at least the year 2002. In addition, we expect annual losses to increase over the next several years as a result of our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

If we need additional funds and are unable to raise them, we will have to curtail or cease operations.

      Our drug development programs and potential commercialization of our drug candidates require substantial working capital, including expenses for preclinical testing, chemical synthetic scale-up, manufacture of drug substance for clinical trials, toxicology studies, clinical trials of drug candidates, sales and marketing expenses, payments to our licensors and potential commercial launch of our drug candidates. Our future working capital needs will depend on many factors, including:

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

      We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. Although the Abbott Alliance provided us with significant additional funding, we cannot assure you that such funding, combined with other available sources of funds, will be sufficient to meet our future needs. In addition, we cannot assure you that we will receive the contingent future research funding payments under the Abbott Alliance. Therefore, we may need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements or to modify the Abbott Alliance on terms that are not favorable to us. These collaborative arrangements or modifications could result in the transfer to third parties of rights that we consider valuable. In addition, we often consider the acquisition of technologies and drug candidates that would increase our working capital requirements.

      To facilitate our ability to raise additional equity capital, on November 1, 2000, we entered into the Facility described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," pursuant to which we may be able to issue and sell up to $100 million of our common stock over the next three years. There are conditions and limitations on Ramius' obligation to sell shares under the Underwriting Agreement and Ramius Capital's obligation to purchase shares under the Purchase Agreement. In particular, Ramius' and Ramius Capital's obligations are subject to certain share price and trading volume limitations which could curtail the number of shares of common stock they are obligated to sell or purchase, as the case may be, regardless of the number of shares of common stock we request to be sold. In some circumstances, such as an average trading price of less than $4.00 per share, they will have no obligation to sell or purchase our common stock, even if we request them to do so. If we are permitted to sell shares of our common stock under the Underwriting Agreement, we may not elect to do so if we believe that market conditions are unfavorable. To date, we have not sold any shares of our common stock under the Facility.

Because our product candidates may not successfully complete clinical trials required for commercialization, our business may never achieve profitability.

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and the regulatory environment varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate, as occurred with mozenavir dimesylate, or could result in regulatory authorities refusing to approve the drug candidate for any and all targeted indications. In April 2000, the Food and Drug Administration, FDA, issued a clinical hold on, and the South African Medicines Control Council, MCC, terminated, clinical study FTC-302 for our drug candidate Coviracil, formerly known as FTC. Study FTC-302 was being conducted under a U.S. Investigational New Drug Application, IND, at sites in South Africa. The FDA indicated that study FTC-302 may not be adequate to provide pivotal data in support of a New Drug Application, NDA. Discussions with the FDA and MCC on this issue are continuing. Due to these circumstances, the planned submission of a U.S. NDA for Coviracil may be significantly delayed. We, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

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

      In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays, as occurred with Coactinon and which may occur with Coviracil. In December 1999, we were advised by the FDA that additional Phase III studies would be required to support an NDA submission for Coactinon. In August 2000, we announced our decision to continue the development of Coactinon. Based upon discussions with the FDA and an analysis of clinical data from two clinical studies, we began enrolling an additional 280 patients in an ongoing Phase III clinical study in an effort to generate clinical results that would help support an NDA submission for Coactinon. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that two of our drug candidates, Coviracil and DAPD for the treatment of HIV, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

      Coviracil (emtricitabine)

      Coviracil, a purified form of FTC, belongs to the same general class of nucleosides as lamivudine, also known as 3TC. In the United States, the FDA has approved 3TC for the treatment of hepatitis B and for use in combination with zidovudine, also known as AZT, for the treatment of HIV. Regulatory authorities have approved 3TC for the treatment of hepatitis B and for use in combination with other nucleoside analogues for the treatment of HIV in a number of other countries. Glaxo Wellcome plc, Glaxo, currently sells 3TC for the treatment of HIV and hepatitis B under a license agreement with BioChem Pharma. We obtained rights to Coviracil under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to compositions of matter and methods to treat HIV and hepatitis B with Coviracil. In 1991, Yale University, Yale, filed in the United States patent applications on FTC, including Coviracil and its use to treat hepatitis B, and subsequently licensed its rights under those patent applications to Emory. Our license arrangement with Emory includes all rights to Coviracil and its uses claimed in the Yale patent applications.

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV with Coviracil. Emory has also received United States and European patents containing composition of matter claims that cover Coviracil. BioChem Pharma filed a patent application in the United States in 1989 and received a patent in 1991 covering a group of nucleosides in the same general class as Coviracil, but which did not include Coviracil. BioChem Pharma filed foreign patent applications in 1990, which expanded upon its 1989 United States patent application to include FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and have issued in a number of countries with claims directed to FTC that may cover Coviracil and its use to treat HIV. In addition, BioChem Pharma filed a United States patent application in 1991 specifically directed to Coviracil. BioChem Pharma has received two patents in the United States based on this patent application, one directed to Coviracil and the other directed to a method for treating viral diseases with Coviracil. The PTO has determined that there are conflicts between both BioChem Pharma patents and patent applications filed by Emory because they have overlapping claims to the same technology. The PTO is conducting two adversarial proceedings, interferences, to determine whether BioChem Pharma or Emory is entitled to the patent claims in dispute regarding BioChem Pharma's two issued patents. Emory may not prevail in the adversarial proceedings, and the proceedings may also delay the decision of the PTO regarding Emory's patent application. BioChem Pharma also filed patent applications in many foreign countries based upon its 1991 United States patent application and has received patents in certain countries. BioChem Pharma may have additional patent applications pending in the United States.

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

      BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat hepatitis B with FTC. BioChem Pharma filed similar patent applications in other countries. In January 1996, BioChem Pharma received a patent in the United States, which included a claim to treat hepatitis B with Coviracil. The PTO has determined that there is a conflict between the BioChem Pharma patent and patent applications filed by Yale and Emory. The PTO is conducting an adversarial proceeding, an interference, to determine which party is entitled to the patent claims in dispute. Yale licensed all of its rights relating to FTC, including Coviracil, and its uses claimed in this patent application to Emory, which subsequently licensed these rights to us. Neither Emory nor Yale may prevail in the adversarial proceeding, and the proceeding may delay the decision of the PTO regarding Yale's and Emory's patent applications. In addition, the PTO has recently added the U.S. patent application filed by Burroughs Wellcome to this interference. Emory may not pursue or succeed in any such proceedings. We will not be able to sell Coviracil for the treatment of hepatitis B in the United States unless a United States court or administrative body determines that the BioChem Pharma patent is invalid or unless we obtain a license from BioChem Pharma. We may be unable to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma received a United States patent on the use of 3TC to treat hepatitis B and has corresponding patent applications pending or issued in foreign countries. If it is determined that the use of Coviracil to treat hepatitis B is not substantially different from the use of 3TC to treat hepatitis B, a court could hold that the use of Coviracil to treat hepatitis B infringes these BioChem Pharma 3TC patents.

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

      DAPD

      We obtained our rights to DAPD under a license from Emory and the University of Georgia. Our rights to DAPD include a number of issued United States patents that cover composition of matter, a method for the synthesis of DAPD, methods for the use of DAPD alone or in combination with certain other agents for the treatment of hepatitis B, and a method to treat HIV with DAPD. We also have rights to several foreign patents and patent applications that cover methods for the use of DAPD alone or in combination with certain other anti-hepatitis B agents for the treatment of hepatitis B. Additional foreign patent applications are pending which contain claims for the use of DAPD to treat HIV. Emory and the University of Georgia filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD. In a patent opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering DAPD is valid. Emory has appealed this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle does not pursue the appeal, we would not be able to sell DAPD in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on both DAPD (the administered drug) and DXG (the parent drug into which DAPD is converted in the body) have also been opposed by BioChem Pharma in the Australian Patent Office. In a decision dated November 8, 2000, the Australian Patent Office held that Emory's patent claims directed to DAPD are not patentable over an earlier BioChem Pharma patent. If Emory, the University of Georgia or Triangle does not appeal this decision of the Australian Patent Office, or is unsuccessful in the appeal, then we will not be able to sell DAPD in Australia without a license from BioChem Pharma, which may not be available on reasonable terms or at all. BioChem Pharma's opposition to Emory's patent claims on DXG in Australia is ongoing. If Emory, the University of Georgia and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents, pending patent applications, or patents that may issue from such applications, we will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

      Immunostimulatory Sequence Product Candidates

      In March 2000, we entered into a licensing and collaborative agreement with Dynavax Technologies Corporation, Dynavax, to develop immunostimulatory polynucleotide sequence product candidates for the prevention and/or treatment of serious viral diseases, which became effective in April 2000. Immunostimulatory sequences are polynucleotides which stimulate the immune system, and could potentially be used in combination with our small molecule product candidates to increase the body's ability to defend against viral infection. Immunostimulatory sequences can be stabilized for use through internal linkages that do not occur in nature, including phosphorothioate linkages.

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

      With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO is conducting three adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, the University of Georgia, The Regents of the University of California, The DuPont Pharmaceuticals Company, Mitsubishi Chemical Corporation, and Dynavax provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and the University of Georgia, the licensors of clevudine, formerly L-FMAU, to Bukwang Pharm. Ind. Co., Ltd., are primarily responsible for patent prosecution activities with respect to clevudine at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

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

      In addition to preclinical testing, clinical trials and other approval procedures for human pharmaceutical products, we are subject to numerous other regulations covering the development of pharmaceutical products. These regulations include, for example, domestic and international regulations relating to the manufacturing, safety, labeling, storage, record keeping, reporting, marketing and promotion of pharmaceutical products. We are also regulated with respect to non-clinical and clinical laboratory practices, safe working conditions, and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents used in connection with our development work. The requirements vary widely from country to country and some requirements may vary from state to state in the United States. We expect the process of obtaining these approvals and complying with appropriate government regulations to be time consuming and expensive. Even if our drug candidates receive regulatory approval, we may still face difficulties in marketing and manufacturing those drug candidates. Further, any approval may be contingent on postmarketing studies or other conditions. The approval of any of our drug candidates may limit the indicated uses of the drug candidate. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections. The discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in:

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

      We are highly dependent on our senior management and scientific staff, including Dr. David Barry, our Chairman and Chief Executive Officer. We have entered into employment agreements with each officer of Triangle. Dr. Barry's employment agreement contains certain non-competition provisions. In addition, the employment agreements for each officer provide for certain severance payments which are contingent upon each officer's refraining from competition with Triangle. The loss of the services of any member of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. In order to pursue our drug development programs and marketing plans, we will need to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

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

      As of September 30, 2000, our directors, executive officers and their affiliates, excluding Abbott, owned approximately 12.4% of our outstanding common stock and Abbott owned approximately 17.3% of our outstanding common stock. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has certain rights to purchase shares directly from us in order to maintain its existing level of ownership, also known as antidilution protection. One Abbott designee serves as a member of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

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

      In addition, if our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of September 30, 2000, there were 38,313,803 shares of common stock outstanding, of which approximately 24,600,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 7,150,000 shares have rights to cause us to register them for sale to the public. We have filed registration statements to register the sale of approximately 3,900,000 of these shares. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance. Any such sales may make it more difficult for us to raise needed working capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

      Declines in our stock price might harm our ability to issue equity under various financing arrangements including our Facility or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funds or acquire a given amount of goods or services. For this reason, a decline in our stock price might also result in increased ownership dilution to our stockholders. A low stock price might impair our ability to raise capital under the Facility described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" because the underwriter is not obligated to sell our common stock under the Facility on a given day if our average stock price during such day is less than $4.00 per share (or less than any higher floor price specified by us).

Our stock price could decline and our stockholders could experience significant ownership dilution due to our ability to issue shares under the Firm Underwritten Equity Facility.

      Pursuant to the Facility described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," we may sell, subject to various restrictions, up to $100 million of common stock under the Facility within a three-year period. The aggregate number of shares that may be issued under the Facility depends on a number of factors, including the market price and trading volume of our common stock during each 15-trading day selling period.

      Because the price of any shares we choose to sell under the Facility is based on the volume weighted average market price of the common stock on the date of sale, both the number of shares we would have to sell in order to raise any given amount of funding and the associated ownership dilution experienced by our stockholders will be greater if the price of our common stock declines. The lowest price at which common stock may be sold under the Facility is $4.00 per share.

      The perceived risk associated with the possible sale of a large number of shares under the terms of the Facility could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of our common stock under the Facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

      Triangle is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At September 30, 2000, Triangle had several forward foreign currency contracts to hedge anticipated foreign currency obligations and was also subject to interest rate risk associated with its investment portfolio. All derivative financial instruments, when purchased, are done so in accordance with established policies and procedures and require the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

      Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds with an average maturity of less than 18 months. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10% from levels at September 30, 2000, the fair value of the portfolio is expected to decline by an immaterial aggregate amount primarily due to the relatively short maturity of the portfolio. At September 30, 2000, our portfolio consisted of approximately $57.8 million of investments maturing within one year and approximately $10.2 million of investments maturing after one year but within 30 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect our consolidated operating results, financial position or cash flows to be affected by a significant amount due to a sudden change in interest rates.

Foreign Currency Exchange Risk

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency hedging program. The goal of our hedging program is to economically guarantee, or lock into, exchange rates on firm foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At September 30, 2000, Triangle had purchased approximately $1.8 million of forward foreign currency contracts in currencies participating in the European Monetary Union. The hypothetical loss associated with a 10% devaluation of the Euro would not materially affect our consolidated operating results, financial position or cash flows.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
a.    Exhibits

      +10.1 First Amendment to License Agreement between Emory University, the
            University of Georgia Research Foundation, Inc. and the Company, dated July 10, 2000.

      +10.2 Second Amendment to License Agreement between Emory University and the Company, dated July 10, 2000.

      +10.3 Collaboration and License Agreement between Arrow Therapeutics
            Limited and the Company, dated July 15, 2000.

      +10.4 Amendment to License Agreement between Bukwang Pharm. Ind. Co., Ltd.
            and the Company, dated September 5, 2000.

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

                                          TRIANGLE PHARMACEUTICALS, INC.

Date:  November 10, 2000                    By: /s/ David W. Barry
                                                --------------------------------
                                            David W. Barry
                                            Chairman and Chief Executive Officer


                                          TRIANGLE PHARMACEUTICALS, INC.

Date:  November 10, 2000                    By: /s/ Robert F. Amundsen, Jr.
                                                --------------------------------
                                            Robert F. Amundsen, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer