Form 10-K
period 2000-12-31
TRIANGLE PHARMACEUTICALS INC
filed 2001-02-26
CIK 1022622

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001, was approximately $210 million. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

         The number of shares of the registrant's Common Stock outstanding as of January 31, 2001, was 38,639,938.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

         Portions of Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference as provided in Part III of this Annual Report on Form 10-K.

         TRIANGLE PHARMACEUTICALS(TM), TRIANGLE PHARMACEUTICALS (AND DESIGN)(R), COACTINON(R) AND COVIRACIL(R) ARE TRADEMARKS OF THE REGISTRANT. THIS ANNUAL REPORT ALSO INCLUDES NAMES AND TRADEMARKS OF COMPANIES OTHER THAN THE REGISTRANT.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

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

OVERVIEW

         We develop new drug candidates primarily in the antiviral area, with a particular focus on therapies for HIV, including AIDS, and the hepatitis B virus. We have an existing portfolio of six licensed drug candidates in clinical trials and several drug candidates that are in a pre-clinical stage or for which we have an option to acquire a license. Members of our senior management team, prior to joining Triangle, played instrumental roles in developing and commercializing several leading antiviral therapies. Our goal is to capitalize on our management team's expertise, as well as on advances in virology and immunology, to identify, develop and commercialize new drug candidates that can be used alone or in combination to treat serious diseases.

         Treating HIV infection with combination therapy has shown significant clinical benefits, including reduced virus levels and increased patient longevity. Triangle was founded based in part on our belief that the prolonged use of combination therapy will generate demand for new anti-HIV drugs with favorable activity, resistance, compliance and/or tolerance profiles. We believe the use of anti-HIV drugs will increase because:

         o the use of multiple drugs by individual patients on combination therapy will continue to increase,

         o previously untreated patients will seek medical care as the benefits of combination therapy become more widely understood, and

         o the number of patients and the duration of drug therapy will increase as patient mortality continues to decrease.

         We believe that hepatitis B, like HIV, due to its complexity and demonstrated ability to develop resistance, may be more effectively and safely treated with combination therapy.

         We are actively developing the following drug candidates which we believe may become valuable tools in the combination treatment of serious viral diseases:

         DRUG CANDIDATES TO TREAT HIV

                  COVIRACIL(R) (EMTRICITABINE), FORMERLY KNOWN AS FTC. A nucleoside analogue, Coviracil has been shown to be a potent inhibitor of HIV and hepatitis B virus replication in laboratory studies. Against HIV, preclinical studies have consistently shown a greater antiviral potency of Coviracil as compared to lamivudine, a member of the same nucleoside series as Coviracil. Coviracil is a potent antiviral agent against HIV strains obtained from a geographically diverse set of HIV-infected patients. Laboratory studies have also shown that Coviracil shares cross-resistance patterns with lamivudine. The most common resistance mutation to these two agents also reverses resistance of the virus to AZT in some cases. We have recently completed two Phase III clinical studies comparing once-a-day dosage of Coviracil to twice-a-day dosage of lamivudine in combination with other antiviral agents in the treatment of HIV. One of these studies, FTC-302, has been placed on clinical hold by the Food and Drug Administration, FDA, but was completed in South Africa in January 2001. See "Risk and Uncertainties--Because our product candidates may not successfully complete clinical trials required for commercialization, our business may never achieve profitability."

                  COACTINON(R) (EMIVIRINE), FORMERLY KNOWN AS MKC-442. A non-nucleoside reverse transcriptase inhibitor, NNRTI, Coactinon has demonstrated a favorable safety profile in a comprehensive package of preclinical studies in animals, including a series of reproductive and developmental toxicology studies. These reproductive and developmental toxicology studies have demonstrated that Coactinon is not associated with teratogenecity (birth defects) or reproductive/developmental toxicity. We are currently conducting Phase II and Phase III studies in Europe, South Africa, Mexico and the United States with Coactinon as part of combination regimens in HIV-infected patients to evaluate safety and efficacy as measured by viral load.

                  On August 10, 2000, we announced our continued development of Coactinon in support of a New Drug Application, NDA, filing. This action followed notification from the FDA in December 1999 that additional Phase III studies may need to be conducted to prove that regimens containing Coactinon are equivalent or superior to current first-line regimens. A Phase III study, MKC-401, was ongoing at that time to compare Coactinon to abacavir, each in combination with Coviracil and stavudine. Following a review of interim results from MKC-401 in the first half of 2000, together with other available data, we decided to proceed with the clinical development of Coactinon to support approval. MKC-401 is currently ongoing and was amended to enroll approximately 280 additional patients at a reduced dose of 500 mg of Coactinon twice-a-day.

                  DAPD. A purine dioxolane nucleoside, we believe DAPD is the only drug candidate in its chemical series currently in development for the treatment of viral diseases. DAPD may offer advantages over other nucleosides in development because of its activity against drug resistant virus as exhibited in laboratory studies and now supported in one short-term clinical trial, DAPD-101. DAPD-101 was a two-week dose ranging study of DAPD either alone or added to the antiviral medications the patient was already receiving. Both drug naive patients and multiple drug failure patients were enrolled in DAPD-101. In treatment naive patients, DAPD produced maximum decreases in plasma HIV RNA ranging from 0.54 log to 1.9 log10 at doses ranging from 25 mg twice-a-day to 500 mg twice-a-day. In patients who had received multiple antiviral therapies, a maximal viral suppression of 1.9 log10 was observed when DAPD 500 mg twice-a-day was added to the failing antiretroviral regimen.

                  MOZENAVIR DIMESYLATE, FORMERLY KNOWN AS DMP-450. A protease inhibitor, mozenavir dimesylate is a potent, selective inhibitor of the HIV-1 protease that belongs to a novel chemical class, the cyclic ureas.

                  Data from a Phase I study showed that mozenavir dimesylate was generally well tolerated following single oral doses that ranged from 60 mg to 1,250 mg. A Phase I/II trial, initiated by Avid Corporation, Avid, and ongoing at the time we acquired Avid, was put on partial clinical hold by the FDA in October 1997 because of the FDA's concerns regarding electrocardiographic abnormalities observed in animals exposed to high doses of mozenavir dimesylate. The patients in this Phase I/II study were administered oral doses that ranged from 500 mg to 750 mg three times-a-day and experienced no significant adverse reactions. In January 1998, Triangle initiated a Phase I safety and tolerance study in Europe to determine whether any electrocardiographic abnormalities could be observed in humans during three-day dosing with mozenavir dimesylate with doses at or above those planned to be used in efficacy studies. This Phase I study has been completed and no such abnormalities were observed. A subsequent Phase I study was conducted. Mozenavir dimesylate dosed in healthy volunteers for 28 days was generally well tolerated. Final analysis of this study demonstrated no difference in the electrocardiographic abnormalities (QT interval) of volunteers randomized to mozenavir dimesylate or indinavir. We are completing a Phase I/II dose-escalating combination study in HIV-infected patients outside the United States. Further development of mozenavir dimesylate awaits outcome of discussions with the FDA, as mozenavir dimesylate remains on partial clinical hold in the United States.

         DRUG CANDIDATES TO TREAT HEPATITIS B

                  EMTRICITABINE, FORMERLY KNOWN AS FTC. We are currently conducting a Phase III clinical trial with emtricitabine for the treatment of hepatitis B. Some of the development activities we plan to undertake with Coviracil for the treatment of HIV will also be used in the development of emtricitabine for the treatment of hepatitis B. Emtricitabine has been shown to be a potent inhibitor of hepatitis B virus replication in patients chronically infected with this virus.

                  Study FTCB-102 is an on-going, randomized, double blind, dose comparison trial where 98 patients were randomized to receive 25, 100 or 200 mg of emtricitabine once-a-day for 48 weeks. Hepatitis B DNA suppression in plasma was measured by Digene Hybrid Capture II Assay. Following 36 weeks of treatment, preliminary results show viral suppression was 1.7 log10 at the 25 mg dose, 3.1 log10 at the 100 mg dose and 3.2 log10 at the 200 mg dose. In addition, the percentage of patients with plasma hepatitis B DNA below the limit of detection of the assay (4,700 copies/mL) was 31%, 24%, and 64%, respectively, at the doses of 25, 100, and 200 mg once-a-day. Accordingly, a 200 mg once-a-day dose was selected for our Phase III studies. The first Phase III clinical trial was initiated in October 2000 and compares emtricitabine to placebo.

                  CLEVUDINE, FORMERLY KNOWN AS L-FMAU. A pyrimidine nucleoside analogue, clevudine has been shown to be a potent inhibitor of hepatitis B virus replication in laboratory studies, having an EC50 value (the concentration required to inhibit virus by 50%) ranging from 0.02 to 0.15 uM with a mean of 0.08 uM. We have completed nine and 12 month toxicology studies, pharmacokinetic and efficacy preclinical studies, as well as a single-dose, dose escalation Phase I study with clevudine. In 2000, a Phase I/II one-month monotherapy trial was initiated in France, Canada and South Korea.

                  IMMUNOSTIMULATORY SEQUENCES CANDIDATE. We are supporting an ongoing Phase I study of immunostimulatory sequences, ISS, being given with hepatitis B surface antigen. Dynavax Technologies Corporation, Dynavax, is conducting the study in healthy volunteers in Canada. This is a first step in the development of a potential therapeutic intervention in hepatitis B infection.

         The FDA has notified us that three of our drug candidates for the treatment of HIV, Coviracil, Coactinon and DAPD, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. We may be able to commercialize our drug candidates which meet these criteria in a shorter time period than has historically been required for drugs that do not meet the criteria for expedited review. We cannot assure you, however, that any of our drug candidates will retain their designation for fast track development or will qualify or continue to qualify for expedited review or that any of our drug candidates will be approved or will be approved in a time period that is shorter than other drugs that do not qualify for this review. See "--Government Regulation."

         We have not generated any revenue from sales of our drug products and, therefore, are a development stage company. We do not expect to generate any significant revenue from the sale of our drug products until at least the year 2002. As of December 31, 2000, our accumulated deficit was $331.0 million. We may never achieve profitable operations or generate positive cash flow.

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

         FOCUS ON DRUG DEVELOPMENT, NOT DRUG DISCOVERY. We do not intend to engage in a significant level of basic drug discovery, thereby we expect to avoid much of the significant investment of time and capital that is generally required before a compound is identified and brought to clinical trials. We intend to use our expertise to perform internally what we believe are the most critical aspects of the drug development process, such as the design of clinical trials and the optimization of drug synthesis. We out-source many aspects of our clinical trials and the manufacture of drug substance to carefully selected third parties.

         APPLY SELECTIVE CRITERIA TO DRUG CANDIDATES. When we evaluate drug candidates for our product development programs, we seek to in-license drug candidates for which favorable preclinical, and where possible, clinical data already exist. We intend to use our expertise to identify drug candidates that we judge to have attractive preclinical profiles. In addition, we prefer, where practical, to in-license drug candidates that have either undergone some testing in humans (e.g., Coviracil and mozenavir dimesylate) or share characteristics with drugs that are currently approved for use in humans. We intend to apply these selection standards where feasible in evaluating potential drug candidates for in-licensing.

         LEVERAGE RELATIONSHIPS. As a result of our instrumental roles in the identification, clinical development and commercialization of antiviral therapies, our management team and scientific consultants have extensive contacts in academia and industry. These contacts were instrumental in the acquisition of our existing drug candidates, and we believe they will be valuable in our efforts to develop and to commercialize existing and future drug candidates.

         DEVELOP DRUGS FOR USE IN COMBINATION THERAPY. Combination therapy is the accepted method to treat viral diseases such as HIV infection. We seek to identify and develop drug candidates for use in combination therapy that have resistance, compliance and/or tolerance profiles that are complementary to the profiles of existing drugs. In addition, in contrast to the competitive marketing of single drug regimens, we believe that any drug we develop as part of a combination regimen will benefit from the promotional efforts of the marketers of the other drugs in the regimen.

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

         LEVERAGE STRATEGIC ALLIANCE ADVANTAGES. Since our inception, our strategy has been to develop third party relationships to enhance our drug development process and to commercialize our drug candidates thereby reducing the amount of internal infrastructure to develop and successfully commercialize our drug candidates. Our worldwide strategic alliance with Abbott Laboratories, Abbott, provides us with access to Abbott's international and domestic infrastructure to market and distribute products receiving regulatory approval, global manufacturing capability, drug development assistance, United States co-promotion rights to two Abbott compounds, as well as financial support to help fund the continued development of our portfolio of drug candidates. We believe that the high concentration of major prescribers of anti-HIV and anti-hepatitis B therapies in the United States will enable us to promote most drug candidates that we may successfully develop to these prescribers through a small, direct sales force. In the United States, we intend to market our drug candidates covered by the Abbott strategic alliance, Abbott Alliance, in collaboration with Abbott and to market other drug candidates we may successfully develop, that do not become part of the Abbott Alliance, through a small, direct sales force. Outside of the United States, we expect Abbott to market drug candidates covered by the Abbott Alliance and, for any other drug candidates we successfully develop that do not become part of the Abbott Alliance, we intend to market and sell through arrangements or collaborations with third parties. As part of the ordinary course of our business, we may consider arrangements or collaborations with third parties associated with the acquisition, development, marketing and sales of our products both within and outside of the United States.

DRUG CANDIDATES IN CLINICAL DEVELOPMENT


------------------------------------------------------------------------------------------------------------------
DRUG CANDIDATES                     INDICATION            STATUS(1,2)                 TERRITORY(3)
------------------------------------------------------------------------------------------------------------------
Coviracil(R)(emtricitabine),        HIV                   Phase II and Phase III(4)   Worldwide
FORMERLY KNOWN AS FTC               hepatitis B           Phase III                   Worldwide
------------------------------------------------------------------------------------------------------------------
Coactinon(R)(emivirine),            HIV                   Phase II and Phase III(5)   Worldwide, except Japan
FORMERLY KNOWN AS MKC-442
------------------------------------------------------------------------------------------------------------------
DAPD                                HIV                   Phase I/II                  Worldwide
------------------------------------------------------------------------------------------------------------------
Clevudine, FORMERLY KNOWN AS        hepatitis B           Phase I and Phase I/II      Worldwide, except Korea
L-FMAU
------------------------------------------------------------------------------------------------------------------
Mozenavir dimesylate, FORMERLY      HIV                   Phase I/II(6)               Worldwide
KNOWN AS DMP-450
------------------------------------------------------------------------------------------------------------------
Immunostimulatory sequences         hepatitis B           Phase I                     Worldwide
candidate
------------------------------------------------------------------------------------------------------------------


(1) Neither the FDA nor any foreign regulatory agencies have approved our drug candidates for commercial sale.

(2) "Phase I" means that we are testing a drug candidate for preliminary indications of safety, pharmacokinetics and tolerance in a limited number of patients or volunteers. "Phase I/II" means that we are testing a drug candidate for safety, tolerance and preliminary indications of efficacy in a limited number of patients. "Phase II" means that we are testing a drug candidate for safety, efficacy and, in some cases, optimal dosage in a limited number of patients. "Phase II/III" means that we are testing a drug candidate for safety and efficacy in an expanded number of patients at geographically dispersed clinical sites. "Phase III" means that we are conducting expanded clinical studies intended to support a submission for regulatory approval of a drug candidate. See "--Government Regulation."

(3) Indicates the geographic territory in which we have licensed the right to commercialize the particular product. Coviracil, Coactinon, DAPD and clevudine are drug candidates under our strategic alliance with Abbott. See "--License and Other Material Agreements--Abbott Laboratories." Our ability to commercialize products in each country in the licensed territory may be limited by proprietary rights of third parties other than our licensors. See "--Risk and Uncertainties -- If we or our licensors are not able to obtain and maintain adequate patent protection for our product candidates, we may be unable to commercialize our product candidates or to prevent other companies from using our technology in competitive products."

(4) One of these studies, FTC-302, has been placed on clinical hold by the FDA but was completed in South Africa in January 2001.

(5) On August 10, 2000, we announced our continued development of Coactinon in support of an NDA filing. This action followed notification from the FDA in December 1999 that additional Phase III studies may need to be conducted to prove that regimens containing Coactinon are equivalent or superior to current first-line regimens. A Phase III study, MKC-401, was ongoing at that time to compare Coactinon to abacavir, each in combination with Coviracil and stavudine. Following a review of interim results from MKC-401 in the first half of 2000, together with other available data, we decided to proceed with the clinical development of Coactinon to support approval. MKC-401 is currently ongoing and was amended to enroll approximately 280 additional patients at a reduced dose of 500 mg of Coactinon twice-a-day.

(6) We have conducted all Phase I/II combination studies outside the United States. The initiation of potential efficacy studies in the United States awaits the outcome of further discussions with the FDA, where mozenavir dimesylate remains on partial clinical hold. See "--Viral Disease Program--HIV--Development Status-- Mozenavir dimesylate, formerly known as DMP-450."

VIRAL DISEASE PROGRAM

         HIV

         BACKGROUND. The World Health Organization estimates that as of the end of 2000, 36.1 million people worldwide were living with HIV or AIDS. It is generally believed that, in the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, which if untreated has a mortality rate approaching 100%. There are an estimated 900,000 persons living with HIV/AIDS in North America with nearly 40,000 new infections annually in the United States, and approximately 33% are receiving antiviral therapy. Sales of antiretroviral therapies in the United States for the 12 months ended December 2000 totaled over $3.3 billion, which represents an 11% increase as compared to 1999.

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

         The first enzyme, reverse transcriptase, is active early in the replication cycle and allows the virus, which is made of RNA, to transform to its DNA form necessary for continued replication. This enzyme can be inhibited by two general classes of drugs defined both by their structure as well as their mechanism of action. The first general class, nucleoside analogue reverse transcriptase inhibitors, NRTIs, such as AZT, ddI, ddC, d4T and lamivudine, bears a strong chemical resemblance to the natural building blocks (nucleotides) of DNA and interferes with the function of the enzyme by displacing the natural nucleotides used by the enzyme. The second general class, NNRTIs such as nevirapine, delavirdine and efavirenz, is composed of an extremely diverse group of chemicals that act by attaching to the reverse transcriptase enzyme and modifying it so that it functions less efficiently. The second enzyme, protease, is required to permit full virus maturation. Inhibitors of this enzyme are represented by drugs such as saquinavir, ritonavir, indinavir and nelfinavir.

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

         Initially, HIV was treated only with AZT, a NRTI, which was first introduced in 1987. Three other NRTIs--ddI, ddC and d4T --were introduced to the market in the early 1990's. These drugs, when used alone, provided only short-term clinical benefit, could be toxic and were often considered expensive relative to their clinical benefits. As a result, the use of anti-HIV therapy was limited and market penetration was low (less than 25% of the infected population in the United States).

         More recently, clinical research in HIV has been facilitated by the introduction in the mid-1990's of tests that can reliably determine the viral load in the blood at any given time. As a result, it became possible to rapidly evaluate potential therapeutic agents and combinations of agents and to determine accurately the potency and resistance profiles of these agents. This has led to the accelerated development of a number of new therapeutic agents and their use in combination therapy. The use of combination therapy, including combinations of protease inhibitors or NNRTIs with two NRTIs, has demonstrated significant therapeutic benefit, sometimes rendering the virus undetectable in the blood of certain patients for over three years to date. Additional combinations may be possible as new therapeutic agents are developed.

         In spite of these significant advances, numerous challenges remain in the treatment of HIV. In the absence of a cure, the disease is life long. Although combination therapy has demonstrated the ability to markedly slow resistance development, mutants have been identified which are resistant to the drugs currently used during the course of combination therapy studies, and cross-resistance among many agents, including protease inhibitors, has been increasingly recognized. Present combination treatments are also often complex and expensive. Adverse reactions to many of the drugs used in combination therapy are common and may limit adherence to the therapeutic regimen or even preclude use in some patients. Even brief instances of non-adherence can reduce or eliminate the ability of the combination therapy to suppress the virus, and may thus accelerate the development of resistance. We believe that these challenges present an opportunity to develop additional drugs that have attractive safety, pharmacokinetic and/or resistance profiles.

         DEVELOPMENT STATUS. We have a portfolio of four drug candidates for the treatment of HIV: Coviracil, Coactinon, DAPD, and mozenavir dimesylate. Triangle's HIV portfolio includes at least one drug candidate in each of the three classes of drugs currently approved for the treatment of HIV. Three are reverse transcriptase inhibitors, although one of these (Coactinon) functions as a NNRTI, and one (mozenavir dimesylate) is a protease inhibitor.

         COVIRACIL (EMTRICITABINE), FORMERLY KNOWN AS FTC. We are currently conducting Phase II and Phase III clinical trials with Coviracil for the treatment of HIV. We have licensed worldwide rights to Coviracil for the treatment of HIV and hepatitis B from Emory University, Emory.

         Coviracil is a fluorinated nucleoside analog and is a member of the same nucleoside series as lamivudine. In laboratory studies, Coviracil consistently has displayed greater potency than lamivudine against HIV and is a potent antiviral agent against HIV strains obtained from a geographically diverse set of HIV-infected patients. Laboratory studies have also shown that Coviracil shares cross-resistance patterns with lamivudine. In some cases, the most common resistance mutation to these two agents also reverses resistance of HIV to AZT.

         A Phase I single dose study evaluated the pharmacokinetics and tolerance of Coviracil in 12 HIV-infected volunteers. The volunteers received six single oral doses of Coviracil at six-day intervals ranging from 100 mg to 1,200 mg. Coviracil was well tolerated by all subjects in the dose range studied. Coviracil was absorbed rapidly into the blood stream following oral administration and was excreted primarily through the kidneys. While food intake slightly delayed absorption, it did not affect the overall oral bioavailability. The absorption, metabolism and excretion of Coviracil were generally consistent among the subjects.

         In a Phase I/II monotherapy study in 41 HIV-infected patients, doses of Coviracil ranging from 25 mg twice-a-day to 200 mg twice-a-day were given for two weeks. A brief duration of monotherapy exposure was selected to limit the development of viral resistance, but allowed a preliminary assessment of drug candidate tolerance and antiviral activity. At each dose regimen containing doses of 200 mg/day or more, a 98% (1.75 log10) or greater viral suppression was observed. A single, once-a-day, 200 mg dose reduced the viral load by an average of 99% (1.92 log10). The drug was generally well tolerated, with the most frequently observed adverse experiences being headache, nausea/vomiting, and diarrhea.

         In an additional monotherapy study used to determine the optimum dose of Coviracil, 80 patients were randomized to receive one of three doses of Coviracil, 25, 100 or 200 mg, once-a-day or the standard dose of lamivudine, 150 mg twice-a-day. Patients were treated for ten days and followed for an additional two days after the completion of dosing. All regimens were active, but the dose of 200 mg of Coviracil exhibited superior antiviral suppression. This effect was determined by a number of variables including calculations of absolute changes in viral load, average area under the curve minus baseline, and the slope of viral RNA decay. Of those receiving 200 mg of Coviracil, at the end of therapy 58% (11/19) had either a 2 log10 drop in viral load or a reduction in virus below the level of detection and, of these, 21% (4/19) had both. Even two days after the completion of this short course of therapy, the absolute decrease in viral load was 1.63 log10 (43-fold decrease).

         In a Phase II study, known as the Montana Study, sponsored by the Agence Nationale de Recherches sur le Sida, ANRS, in France, 40 antiretroviral naive HIV-infected patients received a once-a-day regimen of Coviracil (200 mg), ddI and efavirenz. The median plasma HIV RNA level at baseline was approximately 60,000 copies/mL. The once-a-day combination was generally well tolerated and demonstrated strong antiviral and immunologic effects that were sustained during the 64-week observation period to date. After 64 weeks of therapy, 90% of patients (36/40) maintained plasma HIV RNA levels below 400 copies/mL on an intent-to-treat basis. The median baseline CD4 count was 373 cell/mL, increasing by a median of 219 cells/mL at week 64. The most common treatment-related adverse events were reported during the first 24 weeks of the study. Two patients developed elevated triglycerides that may have been treatment related; only two patients stopped trial treatment because of adverse events.

         We also completed two Phase III studies entitled FTC-302 and FTC-303. Both FTC-302 and FTC-303 were randomized, controlled trials comparing Coviracil (200 mg once-a-day) to lamivudine (150 mg twice-a-day) in triple therapy combination regimens. FTC-302, a double-blind study, compared Coviracil to lamivudine in a background of stavudine (d4T) and either nevirapine (in patients with baseline HIV-1 RNA levels less than or equal to 100,000 copies/mL) or efavirenz (in patients with baseline HIV-1 RNA levels greater than 100,000 copies/mL) in 468 antiretroviral treatment naive HIV-infected patients. In April 2000, the South African Medicines Control Council, MCC, terminated the enrollment in FTC-302 and the FDA issued a clinical hold on study FTC-302. Study FTC-302 was being conducted under a U.S. Investigational New Drug Application, IND, at sites in South Africa. The FDA indicated that study FTC-302 may not be adequate to provide pivotal data in support of an NDA, although discussions with the FDA are continuing. The study was completed subsequent to discussions with the South African regulatory authorities. FTC-303 was an open-label switch study of 440 HIV-infected patients in the United States whose viremia had been fully-suppressed with a lamivudine-containing regimen for a median of 35 months. Patients were randomly selected to switch in a 2 to 1 ratio from twice-a-day lamivudine to once-a-day Coviracil or remain on lamivudine.

         Antiviral effect was measured in both studies by a number of different analyses. Preliminary, unaudited data from study FTC-302 indicate that 61% and 65% of patients in the Coviracil and lamivudine groups, respectively, had fewer than 50 copies/mL of HIV RNA in their plasma at week 48 on an intent-to-treat, missing equals failure basis. The incidence of virologic failure associated with resistance development was similar in both groups: 3.6% for Coviracil and 4.3% for lamivudine). There was a higher incidence of virologic failure not associated with resistance in the Coviracil arm of 5.3% compared to 1.3% for the lamivudine arm. The cause of this disparity is being examined but may have been the result of less than optimal adherence to the experimental regimen, as there was little difference in overall virologic failure noted in women (11.1% vs. 9.3%) or in patients with high viral load (8.3% vs. 7.9%) in the Coviracil and lamivudine arms, respectively. In study FTC-303, loss of virologic suppression at any time during the 48-week observation period occurred in only 8% of patients in each treatment arm.

         Both Coviracil and lamivudine were generally well tolerated by the majority of patients in both studies. Adverse reactions were predominately mild to moderate in both groups with the exception of some episodes of severe liver toxicity in study FTC-302. In this study, severe liver toxicity was seen in 17% of the patients receiving nevirapine (14% in the Coviracil arm and 19% in the lamivudine arm), whereas none of the patients receiving efavirenz concomitantly with Coviracil or lamivudine developed such hepatotoxicity. The overall rate of liver toxicity observed in study FTC-302 is consistent with the frequency observed in other published studies with nevirapine, including those where neither Coviracil nor lamivudine was part of the regimen.

         COACTINON (EMIVIRINE), FORMERLY KNOWN AS MKC-442. We are currently conducting Phase II and III clinical studies in Europe, South Africa, Mexico and the United States with Coactinon as part of combination regimens in HIV-infected patients to evaluate safety and efficacy as measured by viral load. We have licensed from Mitsubishi-Tokyo Pharmaceuticals, Inc. (formerly Mitsubishi Chemical Corporation), Mitsubishi, rights to Coactinon worldwide, except in Japan, for the treatment of HIV.

         On August 10, 2000, we announced our continued development of Coactinon in support of an NDA filing. This action followed notification from the FDA in December 1999 that additional Phase III studies may need to be conducted to prove that regimens containing Coactinon are equivalent or superior to current first-line regimens. A Phase III study, MKC-401, was ongoing at that time to compare Coactinon to abacavir, each in combination with Coviracil and stavudine. Following a review of interim results from MKC-401 in the first half of 2000, together with other available data, we decided to proceed with the clinical development of Coactinon to support approval. MKC-401 is currently ongoing and was amended to enroll approximately 280 additional patients at a reduced dose of 500 mg of Coactinon twice-a-day.

         Coactinon is a NNRTI and has demonstrated a favorable safety profile in a comprehensive package of preclinical studies in animals, including a series of reproductive and developmental toxicology studies. These reproductive and developmental toxicology studies have demonstrated that Coactinon is not associated with teratogenecity or reproductive/developmental toxicity.

         The pharmacokinetic profile and tissue distribution properties of Coactinon have been examined in Phase I and II clinical studies. Coactinon is well absorbed following oral administration with a plasma half-life of eight to ten hours that allows for convenient twice-a-day dosing. Coactinon has been shown to readily cross the placenta as determined in a pilot perinatal transmission study. In this study, plasma levels of Coactinon in newborns were approximately 78% of plasma levels seen in their mothers who had been administered Coactinon. Coactinon also distributed into amniotic fluid, umbilical cord blood and colostrum. As part of additional studies to examine the tissue distribution of Coactinon, Coactinon has been shown to distribute into cerebrospinal fluid and seminal fluid.

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

         Over the past year we released additional, longer term data from several Phase II and Phase II/III studies with Coactinon. This data focused specifically on the recommended clinical dose, durability of antiviral activity, safety and resistance profile of Coactinon.

         Results through 48 weeks were presented from the open-label, randomized Phase II study, MKC-202, that examined the antiviral activity, safety and tolerability of Coactinon at a dose of either 500 mg twice-a-day or 750 mg twice-a-day in combination with stavudine and didanosine. The study also looked at two lead-in dose escalation strategies for their potential to improve the initial tolerability of Coactinon. Patients enrolled in the trial were NNRTI-and protease inhibitor-naive with median baseline HIV-1 RNA levels of 4.5 log10 copies/mL and median baseline CD4+ counts of 328 cells/mm3. Coactinon, in combination with stavudine and didanosine, demonstrated potent anti-HIV activity at doses of 500 mg or 750 mg twice-a-day. However, the percentage of patients (on an intent to treat basis) with undetectable levels of virus in their plasma was greater in patients who received Coactinon 500 mg twice-a-day in combination with stavudine and didanosine (58%) as compared to patients who received Coactinon 750 mg twice-a-day in combination with stavudine and didanosine (45%). The most frequent adverse events were mild to moderate, including nausea, headache, dizziness, vomiting and rash. None of the patients who received 500 mg Coactinon twice-a-day discontinued Coactinon due to an adverse event in contrast to 9% of patients who received 750 mg Coactinon twice-a-day. Neither of the two lead-in dose escalation strategies led to improved tolerability of 750 mg Coactinon twice-a-day compared to 500 mg twice-a-day. Based on these data, the dose of 500 mg Coactinon twice-a-day is being studied further in MKC-401.

         Results were also presented from a randomized, double blind 48-week pivotal Phase II/III trial (MKC-301) designed to examine the antiviral activity, safety and tolerability of 750 mg Coactinon twice-a-day in combination with stavudine and lamivudine as a first-line, protease inhibitor-sparing regimen versus stavudine and lamivudine alone. The patients were treatment-naive with median baseline HIV-1 RNA levels of 4.3 log10 copies/mL and median baseline CD4+ counts of 418 cells/mm3. The combination produced a rapid and significant suppression of HIV-1 RNA replication as shown in those patients receiving Coactinon at 48 weeks, 54 % (intent to treat) had undetectable levels of virus in their plasma at week 48, compared to only 32% (intent to treat) in patients who did not receive Coactinon. The most frequent adverse events included nausea, headache, dizziness, diarrhea and rash.

         The antiviral activity, safety and tolerability of 750 mg Coactinon twice-a-day in combination with d4T and ddI has also been examined in a randomized, double blind 48-week pivotal Phase II/III trial (MKC-302). Patients enrolled in this trial were NNRTI- and protease inhibitor-naive with median baseline HIV-1 RNA levels of 5.0 log10 copies/mL and median baseline CD4+ counts of 338 cells/mm3. At 48 weeks, 25% (intent to treat) of patients randomized to Coactinon had undetectable levels of virus as compared to 18% (intent to treat) of patients randomized to d4T and ddI. The most frequent adverse events were mild to moderate, including nausea, headache, dizziness, vomiting and rash. A higher incidence of some adverse events (nausea and vomiting) was observed in combination with stavudine and didanosine in this trial as compared to when Coactinon was combined with stavudine and lamivudine.

         In addition to trials in treatment-naive patients, Phase II/III studies have also been conducted with Coactinon in patients who were treatment-experienced. In these trials, the combination of Coactinon with NRTIs or NRTIs and protease inhibitors did not demonstrate significant benefit as measured by suppression of HIV levels in plasma after six months to one year. The overall findings from these trials indicate that Coactinon, if approved, will most likely be useful as initial therapy in protease-sparing regimens.

         In parallel with analysis of the activity and safety of Coactinon in clinical trials, analyses of clinical samples indicated that Coactinon may have a resistance profile that is distinct from other NNRTIs. The resistance profiles of NNRTI therapies currently available are similar, and the development of resistance to one NNRTI therapy has often precluded the use of subsequent NNRTI therapies. In these laboratory studies, HIV isolated from patients who experienced loss of viral suppression while on Coactinon has revealed that up to 59% of the patients had virus that remained sensitive to at least one other NNRTI. Less than 10% of patients who experienced loss of viral suppression while on Coactinon and lamivudine and stavudine had virus that was resistant to other NNRTIs. In contrast, approximately 60% of patients who experienced loss of viral suppression while on Coactinon and didanosine and stavudine had virus that was cross-resistant with other NNRTIs. These data suggest that the background NRTI used in combination with d4T may be an important determinant in the resistance profile that develops with Coactinon at the time of virological failure. Based on these results, we are conducting a clinical study to determine whether patients who develop resistance to Coactinon can benefit from the subsequent use of other NNRTIs.

         Overall, results from Phase II and III studies have shown Coactinon to be generally well tolerated with a very low incidence of severe toxicities. The most common adverse events that have been observed with Coactinon include nausea, headache, diarrhea, dizziness, asthenia, vomiting and rash. In the case of nausea, headache, diarrhea, dizziness, asthenia and vomiting, these events were typically mild to moderate, transient and presented within the first weeks of initiating therapy. The majority of these adverse events have occurred in trials where Coactinon was used at the 750 mg twice-a-day dose. Based on results from MKC-202, it appears that the incidences of these adverse events may be lower at the Coactinon dose of 500 mg twice-a-day. In the case of rash, most cases were mild to moderate and resolved without discontinuation of Coactinon. In over 1,200 patients treated with Coactinon to date, less than 2% of patients have experienced Grade 3 or 4 rash, and to date only one of case of Stevens Johnson Syndrome has been observed. Likewise, the incidence of clinical laboratory toxicities and particularly, hepatic toxicity (hypersensitivity), with Coactinon has been low and was not significantly different from that observed in patients who received placebo. To date, a significant number of women have participated in these studies and preliminary analyses indicate that the safety and activity of Coactinon is not different between men and women.

         The current formulation of Coactinon as 250 mg and 500 mg tablets and as a 25 mg/mL suspension permits convenient twice-a-day dosing in children, adolescents and adults. At the adult dose of 500 mg twice-a-day, a single 500 mg tablet of Coactinon will be taken twice-a-day. A Phase II study is ongoing in HIV-infected children to define the dose and safety profile of Coactinon in the pediatric population.

         DAPD. We have initiated Phase I/II clinical trials with DAPD for the treatment of HIV. We have licensed worldwide rights to DAPD for the treatment of HIV and hepatitis B from Emory and the University of Georgia Research Foundation, Inc., University of Georgia.

         We believe that DAPD is currently the only member of its chemical series which is in development for the treatment of viral diseases, and may offer benefit to patients because of its unique structure which leads to activity in the laboratory against certain resistant strains of HIV. DAPD is synergistic with a number of antivirals in laboratory studies. HIV strains that are resistant to AZT, lamivudine or Coviracil are not cross-resistant to DAPD. Studies in animals and humans have demonstrated the majority of DAPD is rapidly converted to dioxolane guanosine, DXG, the active anti-HIV agent. Preliminary analyses of these pharmacokinetic studies indicate that DXG serum concentrations decline with a terminal half-life of seven to nine hours. The analysis of several urine samples from this study indicate the presence of DXG with no other metabolites detected. Initial results from a Phase I/II
14-day monotherapy study were recently presented by us. Thirty-four antiviral drug-naive patients received monotherapy doses of 25, 100, 200, 300 and 500 mg of DAPD twice-a-day. The maximum median viral load decrease was 0.54 log10, 1.0 log10, 1.14 log10, 1.49 log10 and 1.9 log10, respectively. At all doses tested, viral suppression was observed and suggested a dose effect relationship. The drug was well tolerated at all doses tested with no significant or consistent adverse effects during the dosing period. In addition, 26 patients with extensive prior antiretroviral therapy (5.8 - 6.5 prior drugs for 3.7 - 4.6 years) received monotherapy doses of 200, 300 and 500 mg twice-a-day. The maximum median viral load decreases were 0.5 log10, 0.5 log10, and 1.1 log10, respectively. In five patients who had experienced multiple drug failure, DAPD when added to the failing regimen at 500 mg twice-a-day, produced a median viral load decrease of 1.9 log10.

         MOZENAVIR DIMESYLATE, FORMERLY KNOWN AS DMP-450. Mozenavir dimesylate is currently in a Phase I/II study in Europe and South America. We obtained worldwide license rights to mozenavir dimesylate through the acquisition of Avid, in 1997. See "--License and Other Material Agreements --The DuPont Pharmaceuticals Company and Avid Corporation."

         Mozenavir dimesylate is a potent, selective inhibitor of the HIV-1 protease that belongs to a novel chemical class, the cyclic ureas. In preclinical laboratory tests, mozenavir dimesylate showed a dose-dependent inhibition of HIV replication in three different cell types and reduced the yield of virus by more than 99.9% at concentrations as low as 0.5 uM. Resistance to the compound is conferred by the V82A or I84V mutation, consistent with mutations observed with several other protease inhibitors. Mozenavir dimesylate is synergistic with a number of antiretrovirals in laboratory studies. Long-term toxicology studies have been completed in animals.

         Data from a Phase I study conducted by The DuPont Pharmaceuticals Company, DuPont, showed that mozenavir dimesylate was generally well tolerated following single oral doses that ranged from 60 mg to 1,250 mg in normal, healthy male volunteers for up to four days. A Phase I/II trial, initiated by Avid and ongoing at the time of its acquisition, was put on clinical hold by the FDA in October 1997 because of the FDA's concerns regarding toxicity and electrocardiographic abnormalities observed in animals exposed to high doses of mozenavir dimesylate. The patients in the Phase I/II study were administered oral doses that ranged from 500 mg to 750 mg three times-a-day and experienced no significant adverse reactions. After discussions with the FDA, we initiated a Phase I pharmacokinetic study for mozenavir dimesylate in the United States. We also initiated a Phase I safety and tolerance study in Europe in January 1998. The Phase I safety and tolerance study was designed to determine whether any electrocardiographic abnormalities could be observed in humans (when steady-state blood levels of mozenavir dimesylate are reached (i.e., three days)) with doses at or above those planned to be used in efficacy studies. Both studies have been completed and no electrocardiographic abnormalities were observed in the Phase I safety and tolerance study. Additionally, we have completed a Phase I study (DMP-104) where healthy volunteers were randomized to receive mozenavir dimesylate 1,500 mg twice-a-day or indinavir 800 mg three times-a-day for 28 days. Intensive electrocardiograph measurements and analysis showed no difference in electrocardiographic abnormalities between the volunteers receiving mozenavir dimesylate and those receiving indinavir. In the same study, we also identified a maximum tolerated dose. At the dose of 2,000 mg twice-a-day, 69% of the volunteers developed liver function test abnormalities which resolved quickly once the daily dose was reduced to 1,500 mg twice-a-day.

         We are currently conducting a Phase I/II combination dose escalation, indinavir controlled study (DMP-102), in HIV-infected patients outside the United States. In study DMP-102, patients were randomized and received mozenavir 750 mg three times-a-day or 1,250 twice-a-day or 1,250 three times-a-day or indinavir 800 mg three times-a-day in combination with d4T and lamivudine for one year. Interim results of this study have shown that all doses of mozenavir dimesylate had potent antiviral effect and all doses were generally well tolerated. No differences were observed in activity and tolerability between the three doses of mozenavir dimesylate and the indinavir group. We did not observe any electrocardiographic abnormalities in DMP-102, replicating the results of the healthy volunteer studies. Further development of mozenavir dimesylate awaits outcome of discussions with the FDA, as mozenavir dimesylate remains on partial clinical hold in the United States.

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

         Vaccines are currently available that can prevent the transmission of hepatitis B virus; however, these vaccines have no efficacy in those already infected. Alpha interferon (a commercially available drug approved for the treatment of hepatitis B) is administered by injection, is not always successful in controlling the virus and is associated with significant side-effects, the most common being severe "flu-like" symptoms. While other compounds have some activity in the treatment of hepatitis B virus infection, we believe additional drugs will be necessary to effectively treat the disease. For example, lamivudine (a commercially available drug approved for the treatment of hepatitis B) has shown good tolerance and effective suppression of hepatitis B virus replication during the course of treatment. However, virus replication can return during prolonged therapy. Studies of more prolonged therapy are in progress, and antiviral resistance has been observed with certain patients.

         We believe that hepatitis B, like HIV, may be treated more effectively with combination therapy. Therefore, even if other drugs are approved for the treatment of hepatitis B, we believe there will still be a need for additional safe and effective oral therapies for chronic hepatitis B that can be used in combination therapies.

         EMTRICITABINE, FORMERLY KNOWN AS FTC. We are currently conducting a Phase III clinical trial with emtricitabine for the treatment of hepatitis B. Some of the development activities we plan to undertake with Coviracil for the treatment of HIV will also be used in the development of emtricitabine for the treatment of hepatitis B. See "--HIV--Development Status--Coviracil (emtricitabine), formerly known as FTC."

         Emtricitabine has been shown to be a potent inhibitor of hepatitis B replication in laboratory studies, and is synergistic in laboratory studies in combination with several other compounds intended for the treatment of hepatitis
B. The anti-hepatitis activity of emtricitabine has been demonstrated in a chimeric mouse model and against woodchuck hepatitis virus, WHV, in naturally infected woodchucks. The hepatitis infection of the woodchuck results in a disease state closely resembling that found in humans infected with hepatitis B. In the woodchuck model at doses above 3 mg/kg, all treated animals had significantly reduced levels of WHV DNA in their blood. One week after treatment was stopped, WHV levels returned to pretreatment levels, as is seen with lamivudine.

         A Phase I/II dose-response trial of emtricitabine has been completed in patients with chronic hepatitis B infection from the United States and Hong Kong. Patients received non-randomized, escalating doses of emtricitabine of 25 mg to 300 mg once-a-day for eight weeks. Emtricitabine was generally well tolerated throughout the trial. At 56 days of treatment, median plasma hepatitis B DNA ranged from 6.9 to 4.1 log10 across the doses. Similarly, median change from baseline in plasma hepatitis B DNA ranged from -1.8 to -3.4 log10.

         Study FTCB-102 is an ongoing, randomized, double blind, dose comparison trial where 98 patients were randomized to receive 25, 100 or 200 mg of emtricitabine once-a-day for 48 weeks. Hepatitis B DNA suppression in plasma was measured by Digene Hybrid Capture II Assay. Following 36 weeks of treatment, preliminary results show viral suppression was 1.7 log10 at the 25 mg dose, 3.1 log10 at the 100 mg dose and 3.2 log10 at the 200 mg dose. In addition, the percentage of patients with plasma hepatitis B DNA below the limit of detection of the assay (4,700 copies/mL) was 31%, 24%, and 64%, respectively, at the doses of 25, 100, and 200 mg once-a-day. Accordingly, a 200 mg once-a-day dose was selected for our Phase III studies. The first Phase III clinical trial was initiated in October 2000 and compares emtricitabine to placebo.

         CLEVUDINE, FORMERLY KNOWN AS L-FMAU. We have completed nine and 12 month toxicology studies, pharmacokinetic and efficacy preclinical studies, as well as a single-dose, dose escalation Phase I study with clevudine. We have licensed worldwide rights to clevudine, except in Korea, from Bukwang Pharm. Ind. Co., Ltd., Bukwang, for all human antiviral applications.

         Clevudine is a pyrimidine nucleoside analogue that has been shown to be a potent inhibitor of hepatitis B replication in laboratory studies. The effective concentration of clevudine required to inhibit virus growth by 50%

(EC50) ranges from 0.02 to 0.15 uM with a mean of 0.08 uM. The bioavailability of clevudine was 59% to 64% in rats and 19% to 29% in woodchucks. The pharmacokinetics of clevudine in rats, woodchucks and monkeys were independent of dose over a range of doses.

         In laboratory studies, the efficacy of clevudine has been demonstrated in woodchucks chronically infected with WHV. Within seven days of initial treatment, large reductions in serum WHV DNA were observed over a range of doses. A once-a-day dose of 10 mg/kg clevudine decreased WHV DNA by 8 logs; the virus did not return for 26 and 68 weeks after cessation of dosing in the majority of animals dosed for four and 12 weeks, respectively. Clinical toxicology studies, nine months in rats and one year in monkeys, have been completed and supported the initiation of clinical development. Our Phase I dose escalation study has demonstrated that clevudine is orally bioavailable. Additionally, at the limited doses given in the study, it was well tolerated. In 2000, a Phase I/II one month monotherapy trial was initiated in France, Canada and South Korea.

         IMMUNOSTIMULATORY SEQUENCES CANDIDATE. We are supporting an ongoing Phase I study of ISS being given with hepatitis B surface antigen. Dynavax is conducting the study in healthy volunteers in Canada. This is a first step in the development of a potential therapeutic intervention in hepatitis B infection.

         ISS are short sequences of synthetic single-strand DNA which induce the immune system to fight pathogens and counterbalance allergic responses. Dynavax is currently using ISS in three ways to exploit their numerous therapeutic applications: linked to allergens for the treatment of allergies and asthma, linked to antigens to enhance prophylactic and therapeutic vaccines and cancer immunotherapy, and administered in an unlinked form as a drug for therapeutic intervention in infection and inflammatory diseases.


LICENSE AND OTHER MATERIAL AGREEMENTS

         ABBOTT LABORATORIES. In August 1999, we completed a worldwide strategic alliance with Abbott for six antiviral compounds. Pursuant to terms of the Abbott Alliance, Triangle and Abbott will collaborate with respect to the clinical development, registration, distribution and marketing of various proprietary pharmaceutical products for the prevention and treatment of HIV and hepatitis B virus. In the United States, Triangle and Abbott will co-promote four Triangle drug candidates currently in active development for HIV and/or hepatitis B, Coviracil, Coactinon, DAPD and clevudine, and Abbott's two HIV protease inhibitors, Norvir(R) (ritonavir) and Kaletra(TM) (lopinavir/ritonavir). Outside the United States, Abbott has exclusive sales and marketing rights to promote the four Triangle antiviral compounds and Abbott's two HIV compounds. Triangle and Abbott will share profits and losses for the four Triangle drug candidates. Triangle will receive detailing fees and commissions on incremental sales we generate for Abbott's protease inhibitors. In addition, Abbott will have the right of first discussion to market future Triangle compounds until 2005. The Abbott Alliance provides for non-contingent research funding of $31.7 million, $25.0 million of which was received on December 30, 1999 and $6.7 million was received on January 14, 2000, and up to $185 million of contingent development milestone payments and the sharing of future commercialization costs. In addition, Abbott initially purchased approximately 6.57 million shares of Triangle common stock at $18.00 per share with net proceeds to us of approximately $115.9 million. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has certain rights to purchase shares directly from us in order to maintain its existing level of ownership and has subsequently purchased an additional 66,816 shares with net proceeds to us of approximately $407,000. The Abbott Alliance provides us with access to Abbott's international and domestic infrastructure to market and distribute products receiving regulatory approval, global manufacturing capabilities, drug development assistance, United States co-promotion rights to two Abbott compounds, as well as financial support to help fund the continued development of our portfolio of drug candidates.

         We have licensed Coactinon from Mitsubishi; Coviracil from Emory; DAPD from Emory and the University of Georgia; clevudine from Bukwang; and the immunostimulatory sequences candidate from Dynavax. We acquired license rights to mozenavir dimesylate through our acquisition of Avid. Avid licensed mozenavir dimesylate from DuPont. See "--Risk and Uncertainties--Because we face risks related to our license and option agreements, we could lose our rights to our drug candidates."

MITSUBISHI-TOKYO PHARMACEUTICALS, INC. (FORMERLY MITSUBISHI CHEMICAL
CORPORATION)

         In June 1997, we entered into a license agreement with Mitsubishi pursuant to which we received an exclusive license to all of Mitsubishi's rights to Coactinon for use in the HIV field. The license includes all countries of the world except Japan. As consideration for the exclusive license, we paid a license initiation fee and agreed to make certain milestone and royalty payments, including minimum annual royalty payments to Mitsubishi. We are also required to meet certain milestone obligations and conduct certain development work with respect to Coactinon. Under the license agreement, we have agreed to perform preclinical testing and clinical trials with Coactinon. Mitsubishi is primarily responsible for prosecuting all patents related to the Coactinon technology at its own expense. We are obligated to indemnify Mitsubishi against any claims or losses incurred as a result of our breach of the license agreement or our manufacture, testing, design, use, sale and labeling of products utilizing the Coactinon technology. Mitsubishi has the right to terminate the license if we do not satisfy certain milestone obligations or if we do not cure any material breach of the license agreement. The termination of the license agreement would adversely affect our business.

EMORY UNIVERSITY AND UNIVERSITY OF GEORGIA RESEARCH FOUNDATION, INC.

         COVIRACIL. In April 1996, we entered into a license agreement with Emory pursuant to which we received an exclusive worldwide license to all of Emory's rights to purified forms of emtricitabine for use in the HIV and the hepatitis B fields. As consideration for the exclusive license of the emtricitabine technology, we issued 500,000 shares of common stock and agreed to pay certain license fees, all of which have been paid to Emory. In addition, we agreed to make certain milestone and royalty payments to Emory. Beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the emtricitabine technology in the United States and the third year after the first registration is granted for an anti-hepatitis B product incorporating the emtricitabine technology in certain major market countries, we will be required to pay Emory minimum annual royalties for the HIV and hepatitis B indications, respectively. Under the license agreement, Emory is primarily responsible for prosecuting all patents related to the emtricitabine technology. We agreed to reimburse Emory for the patent prosecution costs it incurs after December 1996. We have the right to pursue any actions against third parties for infringement of the emtricitabine technology at our expense. Upon the conclusion of any such infringement action we pursue, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Emory during the time the infringement action was pending. In addition, we are obligated to defend, indemnify and hold harmless Emory and certain of its representatives against any claims or losses incurred as a result of our manufacturing, testing, design, use and sale of products utilizing the emtricitabine technology. Emory has the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event we do not satisfy certain milestone obligations. Emory may also terminate the license agreement upon an uncured breach of the agreement by us. In the event of a termination or conversion for our breach or failure to meet milestone obligations, we will grant Emory certain nonexclusive, royalty-free license rights in all intellectual property under our control relating to the emtricitabine technology necessary for the marketing of products incorporating the emtricitabine technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement would adversely affect our business.

         In May 1999, Emory and GlaxoSmithKline plc, formerly Glaxo Wellcome plc, Glaxo, settled their litigation pending in the United States District Court relating to Coviracil, and Triangle became the exclusive licensee of the United States and all foreign patent applications and patents filed by Burroughs Wellcome Co, Burroughs Wellcome, on the use of emtricitabine to treat hepatitis
B. Pursuant to the license and settlement agreements, Emory and Triangle were also given access to development and clinical data and drug substance held by Glaxo relating to emtricitabine.

         DAPD. In March 1996, we entered into a license agreement with Emory and University of Georgia pursuant to which we received an exclusive worldwide license to all of Emory's and University of Georgia's rights to a series of nucleoside analogues including DAPD and DXG (i.e., the active anti-HIV agent) for use in the HIV and hepatitis B fields. As consideration for the exclusive license of the DAPD technology, we issued an aggregate of 150,000 shares of common stock to Emory and University of Georgia. In addition, we agreed to make certain milestone and royalty payments to Emory and University of Georgia. In March 1999, we began paying license maintenance fees because certain development milestones had not yet been achieved. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the DAPD technology, we will be required to pay Emory and University of Georgia a minimum annual royalty. Under the license agreement, Emory and University of Georgia are primarily responsible for prosecuting all patents related to the DAPD technology. We agreed to reimburse Emory and University of Georgia for the patent prosecution costs they incur after the date of the license agreement. We have the right to pursue any actions against third parties for infringement of the DAPD technology at our expense. Upon the conclusion of any such infringement action we bring, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Emory and University of Georgia during the time the infringement action was pending. In addition, we are obligated to defend, indemnify and hold harmless Emory, University of Georgia and certain of their representatives against any claims or losses incurred as a result of our manufacturing, testing, design, use and sale of products utilizing the DAPD technology. Emory and University of Georgia have the right to terminate the license agreement or to convert the exclusive license to a nonexclusive license in the event we do not satisfy certain milestone obligations. Emory and University of Georgia may also terminate the license agreement upon an uncured breach of the agreement by us. In the event of such termination or conversion, we will grant Emory and University of Georgia certain nonexclusive, royalty-free license rights in all intellectual property under our control relating to the DAPD technology necessary for the marketing of products incorporating the DAPD technology. The termination of the license agreement or the conversion from an exclusive to a nonexclusive agreement could adversely affect our business.

THE DUPONT PHARMACEUTICALS COMPANY AND AVID CORPORATION

         We completed our acquisition of Avid on August 28, 1997, pursuant to the terms of a merger agreement among Triangle, a wholly-owned subsidiary of Triangle and Avid. Avid's principal assets consist of worldwide license rights to mozenavir dimesylate for use in the HIV field and proprietary assays to screen compounds for the treatment of hepatitis B. Avid acquired its rights to the mozenavir dimesylate technology in December 1996 through an exclusive license from DuPont. Pursuant to the license agreement, we are required to make certain milestone and royalty payments and to pay license preservation fees to DuPont, which began in 1998, in the event other payments do not equal certain annual amounts. Under the license agreement, DuPont is primarily responsible for prosecuting all patents related to the mozenavir dimesylate technology. We are required to reimburse DuPont for the patent prosecution costs it incurs after the date of the license agreement, other than any litigation expenses incurred by DuPont. In certain circumstances, we have the right to pursue any actions against third parties for infringement of the mozenavir dimesylate technology at our expense. In addition, we are obligated to indemnify DuPont against any claims or losses incurred as a result of our production, manufacture, use, sale, lease, consumption, or advertisement of products utilizing the mozenavir dimesylate technology. DuPont may terminate the license agreement upon an uncured breach of the agreement by us. The termination of the license agreement could adversely affect our business.

         Pursuant to the terms of the merger agreement, we issued 400,000 shares of common stock in exchange for all outstanding capital stock of Avid. We also agreed to issue up to 2,100,000 additional shares of common stock upon the achievement of certain milestones relating to mozenavir dimesylate. The issuance of 1,600,000 of these shares was contingent upon Triangle's initiating pivotal Phase II clinical trials with mozenavir dimesylate before February 28, 1999, the DMP Milestone Date, or electing on or before the DMP Milestone Date to continue the development of mozenavir dimesylate even if such clinical trials had not been initiated. In February 1999, representatives of the former Avid stockholders agreed to extend the DMP Milestone Date until February 28, 2000, in exchange for Triangle's issuance of 100,000 of the 1,600,000 contingent shares in 1999. In March 2000, these representatives further agreed to extend the DMP Milestone Date until August 28, 2001 in exchange for Triangle's issuance of an additional 400,000 of the 1,600,000 contingent shares in 2000. As part of the second extension, Triangle also agreed to increase the remaining number of the 1,600,000 contingent shares by 50,000 shares so that 1,150,000 shares, instead of 1,100,000 shares, would be issuable if Triangle initiates pivotal Phase II clinical trials with mozenavir dimesylate on or before August 28, 2001 or elects on or before August 28, 2001 to continue the development of mozenavir dimesylate even if such clinical trials had not been initiated. The issuance of the remaining 500,000 of the 2,100,000 shares is contingent upon the attainment of other development milestones with mozenavir dimesylate. In connection with the acquisition, we also assumed operating and other liabilities of Avid totaling approximately $1.3 million and certain development liabilities totaling approximately $1.0 million.

BUKWANG PHARM. IND. CO., LTD.

         In February 1998, we entered into a license agreement with Bukwang pursuant to which we received an exclusive license to all of Bukwang's rights to clevudine for use in the hepatitis B field as well as all other human antiviral applications. Bukwang obtained its rights to clevudine through an exclusive license from Yale University, Yale, and University of Georgia. Our license includes all countries of the world except Korea. As consideration for the exclusive license of the clevudine technology, we paid a license initiation fee and agreed to pay development and sales milestones. We also agreed to pay a royalty on the net sales of any licensed products. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the clevudine technology, we will be required to pay an annual minimum royalty. Under the license agreement, Yale and University of Georgia are primarily responsible for prosecuting all patents related to the clevudine technology which they licensed to Bukwang, at our expense.

         We are primarily responsible for prosecuting all patents related to any clevudine technology that may be acquired by Bukwang or us at our own expense. In addition, Yale and University of Georgia have the first right to pursue any actions against third parties for infringement of the clevudine technology, either jointly with us (with expenses shared equally) or, if not jointly with us, solely at their expense. Upon the conclusion of any such infringement action brought solely by us, we are entitled to offset unrecovered expenses incurred in connection with the infringement action against a percentage of the aggregate milestone payments and royalties owed to Bukwang during the time the infringement action is pending. We are obligated to indemnify Bukwang against any claims or losses incurred in connection with our breach of the license agreement or our manufacture, testing, design, use, sale and labeling of products utilizing the clevudine technology. Bukwang has the right to terminate the license agreement in the event we do not achieve certain milestone obligations or upon an uncured breach of the agreement by us. In the event of such termination, we will grant Bukwang certain nonexclusive, royalty free license rights in all intellectual property under our control relating to the clevudine technology necessary for marketing products which contain clevudine. The termination of the license agreement could adversely affect our business.

DYNAVAX TECHNOLOGIES CORPORATION

         In April 2000, our licensing and collaborative agreement with Dynavax to develop immunostimulatory pharmaceutical candidates for the prevention and/or treatment of serious viral diseases, became effective. In association with this agreement, we purchased $2.0 million of Dynavax Series T Preferred Stock. The license grants Triangle exclusive worldwide rights to Dynavax' ISS for the treatment of HIV and the prevention and treatment of hepatitis B infection and hepatitis C infection. We will collaborate with Dynavax in the development of immunostimulatory pharmaceutical candidates and we will be responsible for funding specific development activities, as well as paying development milestones and royalty payments. Under the agreement, we agreed to indemnify Dynavax against any claim or loss resulting from our manufacture, testing, design, use, sale or labeling of products which use the technology licensed from Dynavax, except for claims or losses resulting from Dynavax' negligence, intentional misconduct or breach of contract. We and Dynavax have agreed to indemnify each other against any claims or losses resulting from a breach of our respective representations and warranties contained in the licensing and collaborative agreement. If Dynavax does not terminate an infringement by a third party of the licensed technology or does not bring suit to do so, we may pursue action for infringement. We may offset our expenses in bringing suit against a percentage of the royalty payments due to Dynavax under the agreement. Either party may terminate the agreement if the other party has not corrected, or where correction in such timeframe is impossible, taken reasonable steps to correct a material breach or default within 60 days of written notice of the breach or default from the other party.

ARROW THERAPEUTICS LIMITED

         In July 2000, we entered into a licensing and collaborative agreement with Arrow Therapeutics Limited, Arrow, to identify and develop novel anti-viral agents for the treatment of hepatitis C virus. Under the terms of the agreement, Arrow will provide Triangle with access to Arrow's high throughput screening technology and its compound library. The initial research period is two years, though we may extend it for an additional two years.

Triangle will be responsible for funding the screening program, as well as paying development milestones and royalty payments on sales of any products which result from the collaboration. We have the initial responsibility to file patent applications with respect to joint inventions.

         We have an exclusive license to make, use and sell products containing compounds developed with Arrow during the term of the agreement. If we breach the agreement, Arrow may terminate our exclusive license and Arrow will have the exclusive right to commercialize products containing active ingredients developed under the licensing and collaboration agreement. Under the agreement, we are obligated to conduct a development program for at least one product containing a compound developed with Arrow. While we have discretion with respect to the development program, Arrow may terminate the agreement if we fail to meet our diligence requirements. Either party may terminate the agreement after a breach by the other party that is not corrected within 60 days. We have agreed to indemnify Arrow against any claims or losses arising out of the development program, our sale of products we develop under the agreement (excluding liability resulting from the negligence or willful misconduct of Arrow), and for any breaches of our representations and warranties under the agreement. Arrow has agreed to indemnify us against any claims or losses arising out of the research program and for any breaches of its representations and warranties under the agreement.

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

         There are significant risks regarding the patent rights of two of our in-licensed drug candidates. We may not be able to commercialize Coviracil or DAPD due to patent rights held by third parties other than our licensors. Third parties have filed numerous patent applications and have received numerous issued patents in the United States and many foreign countries that relate to these drug candidates and their use alone or in combination to treat HIV and hepatitis B. As a result, our patent position regarding the use of Coviracil and DAPD to treat HIV and/or hepatitis B is highly uncertain and involves numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize Coviracil and/or DAPD in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even if any of these questions is favorably resolved, we may still attempt to obtain licenses from one or more third parties to reduce or eliminate the risks relating to some or all of these matters. Such licenses may not be available on acceptable terms or at all. Our inability to commercialize either of these drug candidates could adversely affect our business.

         With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to be significant during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The PTO is conducting three adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, University of Georgia, the Regents, DuPont, and Mitsubishi provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceedings, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and University of Georgia, the licensors of clevudine to Bukwang, are primarily responsible for patent prosecution activities with respect to clevudine at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

         We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on certain technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and logo, Coactinon(R) and Coviracil(R). We have also received registrations in the European Union for the mark Coactinon(R) and our corporate logo. Our pending application in the European Union for the mark CoviracilTM has been opposed by Orsem, based upon registrations for the mark Coversyl in various countries, and Les Laboratories Serveir, based on a French registration for the mark Coversyl. We do not believe that the marks Coviracil and Coversyl are confusingly similar, but, in the event they are found to be confusingly similar, we may need to adopt a different product name for emtricitabine in the applicable jurisdictions. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us. See -- "Risk and Uncertainties--If we or our licensors are not able to obtain and maintain adequate patent protection for our product candidates, we may be unable to commercialize our product candidates or to prevent other companies from using our technology in competitive products."

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

FDA APPROVAL

         In the United States, pharmaceuticals are subject to rigorous FDA regulation. The Federal Food, Drug, and Cosmetic Act governs the testing, manufacture, approval, labeling, storage, record keeping, reporting, advertising and promotion of our drug candidates and any products that we may successfully develop. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The steps required before a new prescription drug may be marketed in the United States include:

         o    preclinical laboratory and animal tests,
         o the submission to the FDA of an IND, which must be evaluated and found acceptable by the FDA before human clinical trials may commence,
         o adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug,
         o    the submission of an NDA to the FDA,
         o FDA review of the NDA, which usually includes review by an Advisory Committee to the FDA, and
         o    FDA approval of the NDA.

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

         A company may conduct clinical trials outside of the United States, using a product manufactured outside the country, and in some circumstances manufactured within the United States, without an IND. The FDA will accept data from foreign clinical trials to support clinical investigations in the United States and/or approval of an NDA only if the agency determines that the trials are well-designed, well-conducted, performed by qualified investigators, and conducted in accordance with internationally recognized ethical principles and any applicable foreign requirements. We initiated Phase I/II clinical trials in Europe for Coactinon prior to submitting an IND in the United States. We may, in the future, conduct clinical trials with other drug candidates in various foreign countries without an IND and have done so in the case of clevudine. Clinical trials we conduct in either the United States or foreign countries may not demonstrate that any of our drug candidates under development are safe and effective, and the FDA may require additional clinical trials to support approval of an NDA.

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

         The FDA has notified us that three of our drug candidates for the treatment of HIV, Coviracil, Coactinon and DAPD, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. We may be able to commercialize our drug candidates which meet these criteria in a shorter time period than has historically been required for drugs that do not meet the criteria for expedited review. We cannot assure you, however, that any of our drug candidates will retain their designation for fast track development or will qualify or continue to qualify for expedited review or that any of our drug candidates will be approved or will be approved in a time period that is shorter than other drugs that do not qualify for this review.

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

SALES AND MARKETING

         In the United States, we currently intend to market the drug candidates covered by the Abbott Alliance in collaboration with Abbott and to market other drug candidates that we successfully develop, that do not become part of the Abbott Alliance, through a small, direct sales force. Outside of the United States, we expect Abbott to market drug candidates covered by the Abbott Alliance and, for any other drug candidates that we successfully develop that do not become part of the Abbott Alliance, we intend to market and sell through arrangements or collaborations with third parties. In addition, we expect Abbott to handle the distribution and sale of drug candidates covered by the Abbott Alliance both inside and outside the United States. With respect to the United States, our ability to market the drug candidates that we successfully develop will be contingent upon recruitment, training and deployment of a sales and marketing force as well as the performance of Abbott under the Abbott Alliance. We may be unable to establish marketing or sales capabilities or to maintain arrangements or enter into new arrangements with third parties to perform those activities on favorable terms. In addition, third parties may have significant control or influence over important aspects of the commercialization of our drug candidates, including market identification, marketing methods, pricing, composition of sales force and promotional activities. We also may have limited control over the amount and timing of resources that a third party may devote to our drug candidates. Our business may never achieve profitability if we fail to establish or maintain a sales force and marketing, sales and distribution capabilities. See "--Risk and Uncertainties--We may be unable to successfully market, sell or distribute our drug candidates."

HEALTH CARE REFORM MEASURES AND THIRD PARTY REIMBURSEMENT

         The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business, the announcement and/or adoption of such proposals or efforts could have an adverse effect on our profit margins and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Present combination treatment regimens for the treatment of HIV are expensive and may increase as new combinations are developed. These costs have resulted in limitations in the reimbursement available from third party payors for the treatment of HIV infection, and we expect that reimbursement pressures will continue in the future. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. See "--Risk and Uncertainties--Health care reform measures and third party reimbursement practices are uncertain and may adversely impact the commercialization of our products."

HUMAN RESOURCES

         As of December 31, 2000, Triangle had approximately 170 employees, including approximately 130 in development and approximately 40 in administration. Of these employees, 59 hold advanced degrees, of which 33 are M.D.s or Ph.D.s. Our future success will depend in large part upon our ability to attract and retain highly qualified personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. All of our employees have signed confidentiality agreements and all of our officers have entered into employment agreements. See "--Risk and Uncertainties--Because we may not be able to attract and retain key personnel and advisors, we may not successfully develop our products or achieve our other business objectives."

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER ACHIEVE PROFITABILITY.

         We formed Triangle in July 1995 and we have only a limited operating history for you to review in evaluating our business. We have incurred losses since our inception. At December 31, 2000, our accumulated deficit was $331.0 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so until at least the year 2002. In addition, we expect annual losses to increase over the next several years as a result of our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

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

         To facilitate our ability to raise additional equity capital, on November 1, 2000, we entered into a Firm Underwritten Equity Facility, the Facility, described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," pursuant to which we may be able to issue and sell up to $100.0 million of our common stock over the next three years. There are conditions and limitations on Ramius Securities, LLC's, Ramius', obligation to sell shares under the underwriting agreement and Ramius Capital Group, LLC's, Ramius Capital's, obligation to purchase shares under the purchase agreement. In particular, Ramius' and Ramius Capital's obligations are subject to certain share price and trading volume limitations which could curtail the number of shares of common stock they are obligated to sell or purchase, as the case may be, regardless of the number of shares of common stock we request to be sold. In some circumstances, such as an average trading price of less than $4.00 per share, they will have no obligation to sell or purchase our common stock, even if we request them to do so. In addition, we may elect not to sell shares of common stock if we believe that market conditions are unfavorable.

         For a period of 90 days from the effective date of our registration statement filed in connection with our pending private placement described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," we will not, without the prior written consent of Banc of America Securities LLC be allowed to sell, contract to sell or otherwise dispose of or issue any of our securities, except pursuant to previously issued options, any agreements providing for anti-dilution or other share issuance rights, existing contractual obligations, any employee benefits or similar plans, any issuances to license holders, or any strategic alliances or joint ventures we may enter into. In addition, we will cause each of our officers and directors not to dispose of any of their equity securities of Triangle Pharmaceuticals, Inc. (other than securities acquired in the private placement) for a period of 90 days from the effective date of the registration statement without the prior written consent of Banc of America Securities LLC. We will not be issuing any securities pursuant to our Facility for a period of 90 days from the effective date of the registration statement.

         On January 30, 2001, we entered into definitive purchase agreements with a limited number of qualified institutional buyers and large institutional accredited investors for the sale of 7.7 million shares of common stock at $6.00 per share for gross proceeds totaling $46.2 million. The closing of the common stock sale will occur within three business days of the date the Securities and Exchange Commission, SEC, confirms its willingness to declare effective the resale registration statement filed in connection with the financing. We do not know when the registration statement will be declared effective and consequently cannot assure you when we will receive the proceeds of the private offering.

BECAUSE OUR PRODUCT CANDIDATES MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS REQUIRED FOR COMMERCIALIZATION, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

         To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and the regulatory environment varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate, as occurred with mozenavir dimesylate, or could result in regulatory authorities refusing to approve the drug candidate for any and all targeted indications. In April 2000, the MCC terminated the enrollment in FTC-302 and the FDA issued a clinical hold on clinical study FTC-302 for our drug candidate Coviracil. Study FTC-302 was being conducted under a U.S. IND at sites in South Africa. The FDA indicated that study FTC-302 may not be adequate to provide pivotal data in support of an NDA, although, discussions with the FDA are continuing. In February 2001, we were notified by the FDA that the study would remain on clinical hold even though the study has been completed. Due to these circumstances, the planned submission of an U.S. NDA for Coviracil may be significantly delayed. We, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

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

         In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays, as occurred with Coactinon and which may occur with Coviracil. In December 1999, we were advised by the FDA that additional Phase III studies would be required to support an NDA submission for Coactinon. In August 2000, we announced our decision to continue the development of Coactinon. Based upon discussions with the FDA and an analysis of clinical data from two clinical studies, we began enrolling an additional 280 patients in an ongoing Phase III clinical study in an effort to generate clinical results that would help support an NDA submission for Coactinon. Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that three of our drug candidates for the treatment of HIV, Coviracil, Coactinon and DAPD, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

         There are significant risks regarding the patent rights of two of our in-licensed drug candidates. We may not be able to commercialize Coviracil or DAPD due to patent rights held by third parties other than our licensors. Third parties have filed numerous patent applications and have received numerous issued patents in the United States and many foreign countries that relate to these drug candidates and their use alone or in combination to treat HIV and hepatitis B. As a result, our patent position regarding the use of Coviracil and DAPD to treat HIV and/or hepatitis B is highly uncertain and involves numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize Coviracil and/or DAPD in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even if any of these questions is favorably resolved, we may still attempt to obtain licenses from one or more third parties to reduce or eliminate the risks relating to some or all of these matters. Such licenses may not be available on acceptable terms or at all. Our inability to commercialize either of these drug candidates could adversely affect our business.

         COVIRACIL (EMTRICITABINE)

         Coviracil, a purified form of FTC, belongs to the same general class of nucleosides as lamivudine. In the United States, the FDA has approved lamivudine for the treatment of hepatitis B and for use in combination with zidovudine, also known as AZT, for the treatment of HIV. Regulatory authorities have approved lamivudine for the treatment of hepatitis B and for use in combination with other nucleoside analogues for the treatment of HIV in a number of other countries. Glaxo currently sells lamivudine for the treatment of HIV and hepatitis B under a license agreement with BioChem Pharma, Inc., BioChem Pharma. We obtained rights to Coviracil under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to compositions of matter and methods to treat HIV and hepatitis B with Coviracil. In 1991, Yale filed in the United States patent applications on FTC, including emtricitabine and its use to treat hepatitis B, and subsequently licensed its rights under those patent applications to Emory. Our license arrangement with Emory includes all rights to Coviracil and its uses claimed in the Yale patent applications.

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

         HEPATITIS B. Burroughs Wellcome filed patent applications in March 1991 and May 1991 in Great Britain on a method to treat hepatitis B with FTC and purified forms of FTC, that include emtricitabine. Burroughs Wellcome filed similar patent applications in other countries, including the United States. Glaxo subsequently acquired Burroughs Wellcome's rights under those patent applications. Those patent applications were filed in foreign countries prior to the date Emory filed its patent application on the use of emtricitabine to treat hepatitis B. Burroughs Wellcome's foreign patent applications, therefore, have priority over those filed by Emory. In July 1996, Emory instituted litigation against Glaxo in the United States District Court to obtain ownership of the patent applications filed by Burroughs Wellcome, alleging that Burroughs Wellcome converted and misappropriated Emory's invention and property and that an Emory employee is the inventor or a co-inventor of the subject matter covered by the Burroughs Wellcome patent applications. In May 1999, Emory and Glaxo settled the litigation, and we became the exclusive licensee of the United States and all foreign patent applications and patents filed by Burroughs Wellcome on the use of emtricitabine to treat hepatitis B. Under the license and settlement agreements, Emory and we were also given access to development and clinical data and drug substance held by Glaxo relating to emtricitabine.

         BioChem Pharma filed a patent application in May 1991 in Great Britain also directed to a method to treat hepatitis B with FTC. BioChem Pharma filed similar patent applications in other countries. In January 1996, BioChem Pharma received a patent in the United States, which included a claim to treat hepatitis B with emtricitabine. The PTO has determined that there is a conflict between the BioChem Pharma patent and patent applications filed by Yale and Emory. The PTO is conducting an adversarial proceeding, an interference, to determine which party is entitled to the patent claims in dispute. Yale licensed all of its rights relating to FTC, including emtricitabine, and its uses claimed in this patent application to Emory, which subsequently licensed these rights to us. Neither Emory nor Yale may prevail in the adversarial proceeding, and the proceeding may delay the decision of the PTO regarding Yale's and Emory's patent applications. In addition, the PTO has recently added the U.S. patent application filed by Burroughs Wellcome to this interference. Emory may not pursue or succeed in any such proceedings. We will not be able to sell emtricitabine for the treatment of hepatitis B in the United States unless a United States court or administrative body determines that the BioChem Pharma patent is invalid or unless we obtain a license from BioChem Pharma. We may be unable to obtain such a license on acceptable terms or at all. In July 1991, BioChem Pharma received a United States patent on the use of lamivudine to treat hepatitis B and has corresponding patent applications pending or issued in foreign countries. If it is determined that the use of emtricitabine to treat hepatitis B is not substantially different from the use of lamivudine to treat hepatitis B, a court could hold that the use of emtricitabine to treat hepatitis B infringes these BioChem Pharma lamivudine patents.

         In addition, BioChem Pharma has filed in the United States and foreign countries several patent applications on manufacturing methods relating to a class of nucleosides that includes emtricitabine, from which BioChem Pharma has received several patents in the United States and many foreign countries. If we use a manufacturing method that is covered by patents issued on any of these applications, we will not be able to manufacture emtricitabine without a license from BioChem Pharma. We may not be able to obtain such a license on acceptable terms or at all.

         DAPD

         We obtained our rights to DAPD under a license from Emory and the University of Georgia. Our rights to DAPD include a number of issued United States patents that cover composition of matter, a method for the synthesis of DAPD, methods for the use of DAPD alone or in combination with certain other agents for the treatment of hepatitis B, and a method to treat HIV with DAPD. We also have rights to several foreign patents and patent applications that cover methods for the use of DAPD alone or in combination with certain other anti-hepatitis B agents for the treatment of hepatitis B. Additional foreign patent applications are pending which contain claims for the use of DAPD to treat HIV. Emory and the University of Georgia filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as DAPD and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes DAPD and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make DAPD. In a patent opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering DAPD is valid. Emory has appealed this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle does not pursue the appeal, we would not be able to sell DAPD in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on both DAPD (the administered drug) and DXG (the parent drug into which DAPD is converted in the body) have also been opposed by BioChem Pharma in the Australian Patent Office. In a decision dated November 8, 2000, the Australian Patent Office held that Emory's patent claims directed to DAPD are not patentable over an earlier BioChem Pharma patent. Emory has appealed this decision of the Australian Patent Office to the Australian Federal Court. If Emory, the University of Georgia or Triangle is unsuccessful in the appeal, then we will not be able to sell DAPD in Australia without a license from BioChem Pharma, which may not be available on reasonable terms or at all. BioChem Pharma's opposition to Emory's patent claims on DXG in Australia is ongoing. If Emory, the University of Georgia and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents, pending patent applications, or patents that may issue from such applications, we will not be able to manufacture, use or sell DAPD in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

         IMMUNOSTIMULATORY SEQUENCE PRODUCT CANDIDATES

         In March 2000, we entered into a licensing and collaborative agreement with Dynavax to develop immunostimulatory polynucleotide sequence product candidates for the prevention and/or treatment of serious viral diseases, which became effective in April 2000. ISS are polynucleotides which stimulate the immune system, and could potentially be used in combination with our small molecule product candidates to increase the body's ability to defend against viral infection. ISS can be stabilized for use through internal linkages that do not occur in nature, including phosphorothioate linkages.

         There are a number of companies which have patent applications and issued patents, both in the United States and in other countries, that cover ISS and their uses. Coley Pharmaceuticals, Inc. has filed several patent applications in this area and has in addition exclusively licensed a number of patent applications on this subject from the University of Iowa and Isis Pharmaceuticals, Inc. A number of these patent applications have been issued. A number of companies have also filed patent applications and have or are expected to receive patents on certain polynucleotides and methods for their use and manufacture. We could be prevented from making, using or selling any immunostimulatory sequence that is covered by a patent issued to a third party company, unless we obtain a license from that company, which may not be available on reasonable terms or at all.

         With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO is conducting three adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, the University of Georgia, The Regents of the University of California, DuPont, Mitsubishi, and Dynavax provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and the University of Georgia, the licensors of clevudine to Bukwang, are primarily responsible for patent prosecution activities with respect to clevudine at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless our licensors elect not to institute or to abandon such proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

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

         In addition, adverse clinical results by others could negatively impact the development and approval of our drug candidates. Some of our drug candidates are intended for use as combination therapy with one or more other drugs, and adverse safety, effectiveness or regulatory developments in connection with such other drugs will also have an adverse effect on our business.

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

WE MAY BE UNABLE TO SUCCESSFULLY MARKET, SELL OR DISTRIBUTE OUR DRUG CANDIDATES.

         In the United States, we currently intend to market the drug candidates covered by the Abbott Alliance in collaboration with Abbott and to market other drug candidates that we successfully develop, that do not become part of the Abbott Alliance, through a direct sales force. Outside of the United States, we expect Abbott to market drug candidates covered by the Abbott Alliance and, for any other drug candidates that we successfully develop that do not become part of the Abbott Alliance, we intend to market and sell through arrangements or collaborations with third parties. In addition, we expect Abbott to handle the distribution and sale of drug candidates covered by the Abbott Alliance both inside and outside the United States. With respect to the United States, our ability to market the drug candidates that we successfully develop will be contingent upon recruitment, training and deployment of a sales and marketing force as well as the performance of Abbott under the Abbott Alliance. We may be unable to establish marketing or sales capabilities or to maintain arrangements or enter into new arrangements with third parties to perform those activities on favorable terms. In addition, third parties may have significant control or influence over important aspects of the commercialization of our drug candidates, including market identification, marketing methods, pricing, composition of sales force and promotional activities. We also may have limited control over the amount and timing of resources that a third party may devote to our drug candidates. Our business may never achieve profitability if we fail to establish or maintain a sales force and marketing, sales and distribution capabilities.

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

HEALTH CARE REFORM MEASURES AND THIRD PARTY REIMBURSEMENT PRACTICES ARE UNCERTAIN AND MAY ADVERSELY IMPACT THE COMMERCIALIZATION OF OUR PRODUCTS.

         The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business, the announcement and/or adoption of such proposals or efforts could have an adverse effect on our profit margins and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Present combination treatment regimens for the treatment of HIV are expensive and may increase as new combinations are developed. These costs have resulted in limitations in the reimbursement available from third party payors for the treatment of HIV infection, and we expect that reimbursement pressures will continue in the future. If we succeed in bringing one or more products to the market, these products may not be considered cost effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis.

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

OUR CONTROLLING STOCKHOLDERS MAY MAKE DECISIONS WHICH YOU DO NOT CONSIDER TO BE IN YOUR BEST INTEREST.

         As of January 31, 2001, our directors, executive officers and their affiliates, excluding Abbott, owned approximately 12.2% of our outstanding common stock and Abbott owned approximately 17.2% of our outstanding common stock. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has certain rights to purchase shares directly from us in order to maintain its existing level of ownership, also known as antidilution protection. Abbott elected to exercise its right in connection with our pending private placement by committing to purchase 1,300,000 shares of our common stock. One Abbott designee serves as a member of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

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

         In addition, if our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of January 31, 2001, there were 38,639,938 shares of common stock outstanding, of which approximately 25,000,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 7,100,000 shares have rights to cause us to register their shares for sale to the public. We have filed registration statements to register the sale of approximately 3,850,000 of these shares. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance. Any such sales may make it more difficult for us to raise needed working capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

         Declines in our stock price might harm our ability to issue equity under various financing arrangements including our Facility or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funds or acquire a given amount of goods or services. For this reason, a decline in our stock price might also result in increased ownership dilution to our stockholders. A low stock price might impair our ability to raise capital under the Facility described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" because the underwriter is not obligated to sell our common stock under the Facility on a given day if our average stock price during such day is less than $4.00 per share (or less than any higher floor price specified by us).

OUR STOCK PRICE COULD DECLINE AND OUR STOCKHOLDERS COULD EXPERIENCE SIGNIFICANT OWNERSHIP DILUTION DUE TO OUR ABILITY TO ISSUE SHARES UNDER THE FIRM UNDERWRITTEN EQUITY FACILITY.

         Pursuant to the Facility described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," we may sell, subject to various restrictions, up to $100.0 million of common stock over a three-year period. The aggregate number of shares that may be issued under the Facility depends on a number of factors, including the market price and trading volume of our common stock during each 15-trading day selling period.

         Because the price of any shares we choose to sell under the Facility is based on the market price of the common stock on the date of sale, both the number of shares we would have to sell in order to raise any given amount of funding and the associated ownership dilution experienced by our stockholders will be greater if the price of our common stock declines. The lowest price at which common stock may be sold under the Facility is $4.00 per share.

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

FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report on Form 10-K regarding the dates on which we anticipate commencing clinical trials with, or commercializing, our drug candidates, anticipated developments in the markets for anti-HIV and anti-hepatitis B drugs and estimates of the date through which we believe our working capital will satisfy our capital requirements constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are only predictions and reflect our current beliefs and expectations. Actual events, results and timing may differ materially. With respect to the dates on which we anticipate commencing clinical trials, we have made assumptions regarding, among other things, the successful and timely completion of preclinical tests, the approval to conduct clinical trials by the FDA or other regulatory authorities, the availability of adequate supplies of drug substance, the pace of patient enrollment and the availability of the capital resources necessary to complete preclinical tests and conduct clinical trials. With respect to commercialization, we have made assumptions regarding, among other things, the timing of our receipt of FDA marketing approval. With respect to future developments in the markets for anti-HIV and anti-hepatitis B drugs, our assumptions include, among other things, that the number of individuals infected with HIV and hepatitis B will continue to increase, that current therapies will continue to have only limited effectiveness in controlling the viruses, and that additional drugs with improved safety or effectiveness will be developed. Our estimate of the date through which our working capital will satisfy our capital requirements is based on assumptions regarding, among other things, the progress of our drug development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the cost, timing and outcome of regulatory reviews, costs under the license and/or option agreements relating to our drug candidates (including the costs of obtaining patent protection for our drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the magnitude of administrative and legal expenses, the costs of establishing internal capacity and third party arrangements for sales and marketing functions, the costs of establishing third party arrangements for manufacturing, changes in interest rates and foreign currency exchange rates, and losses on our investment portfolio. Our ability to commence clinical trials on the dates anticipated, commercialization, developments in the markets for anti-HIV and anti-hepatitis B drugs and the date through which our working capital will satisfy our capital requirements are subject to numerous risks, including the risks discussed under the caption "Risk and Uncertainties" contained herein. You should not place undue reliance on the dates on which we anticipate commencing clinical trials with respect to any of our drug candidates, anticipated commercialization dates, anticipated increases in the markets for anti-HIV and anti-hepatitis B drugs or our estimate of the date through which our working capital will satisfy our capital requirements. These estimates are based on our current expectations, which may change in the future due to a large number of potential events, including unanticipated future developments.

ITEM 2.  PROPERTIES
         ----------

         As of December 31, 2000, we occupied an approximately 101,000 square foot administrative office, laboratory and pilot manufacturing facility encompassed in two adjacent buildings in Durham, North Carolina pursuant to a lease that continues through September 2003. We believe our facilities will be adequate to meet our needs through March 2002.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any legal proceedings. Emory, from which we have licensed several of our drug candidates, including Coviracil, is a party to several interference and opposition proceedings and two lawsuits in Australia regarding certain of the patents and patent applications related to these drug candidates. We cannot assure you that Emory will prevail in any of these proceedings and any significant adverse development with respect to Emory's claims could have a material adverse effect on us and our ability to commercialize these drug candidates. Any development adverse to our interests could have a material adverse effect on our future consolidated financial position, results of operations and cash flow. In addition, we are obligated to reimburse Emory for certain expenses related to these proceedings and these expenses could be substantial. See "Item 1. Business--Risk and Uncertainties--If we or our licensors are not able to obtain and maintain adequate patent protection for our product candidates, we may be unable to commercialize our product candidates or to prevent other companies from using our technology in competitive products" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." See also Note 14 to Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         (a)  Market Price of and Dividends on the Registrant's Common Equity.

         Our common stock is traded on the Nasdaq National Market under the symbol "VIRS." The following table sets forth the high and low sale prices for the common stock on the Nasdaq National Market in the last two fiscal years and through February 23, 2001:


                                                           HIGH           LOW
                                                           ----           ---
YEAR ENDED DECEMBER 31, 1999:
1st Quarter......................................      $   16.75     $   10.25
2nd Quarter......................................          19.38         10.50
3rd Quarter......................................          23.63         14.88
4th Quarter......................................          21.50         10.31

YEAR ENDED DECEMBER 31, 2000:
1st Quarter......................................      $   27.25     $   11.50
2nd Quarter......................................          15.00          4.88
3rd Quarter......................................          11.06          5.00
4th Quarter......................................           9.44          4.50

YEAR ENDED DECEMBER 31, 2001:
1st Quarter (through February 23, 2001)..........      $    8.75     $    4.50

         On February 23, 2001, the last reported sale price of our common stock was $6.25 per share. As of January 31, 2001, there were approximately 500 holders of record, and approximately 5,500 beneficial holders of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently do not intend to pay any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The selected consolidated statement of operations data with respect to the years ended December 31, 2000, 1999, 1998, 1997 and 1996, and the consolidated balance sheet data at December 31, 2000, 1999, 1998, 1997 and 1996, set forth below are derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and our consolidated financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of our future consolidated results.



                                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                  2000          1999          1998          1997         1996
                                             ------------- ------------- ------------- -------------  ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
Revenue:
  Collaborative revenue..................    $    7,294    $       --    $       --    $       --     $       --

Operating expenses:
  License fees...........................         4,530         9,965         6,500           610          3,267
  Development............................       101,364        85,336        55,117        22,240          4,967
  Purchased research and development (1).         5,350         1,247            --        11,261             --
  Selling, general and administrative....        12,900        14,638         9,774         7,071          3,558
                                             ------------- ------------- ------------- -------------  ----------
    Total operating expenses.............       124,144       111,186        71,391        41,182         11,792
                                             ------------- ------------- ------------- -------------  ----------
Loss from operations.....................      (116,850)     (111,186)      (71,391)      (41,182)       (11,792)

Interest income, net.....................         7,325         6,565         4,120         3,514            875
                                             ------------- ------------- ------------- -------------  ----------

Net loss.................................    $ (109,525)   $ (104,621)   $  (67,271)   $  (37,668)    $  (10,917)
                                             ============= ============= ============= =============  ===========

Basic and diluted net loss per common
  share (2)..............................    $   (2.87)    $    (3.18)   $    (2.93)   $    (2.00)    $    (1.89)
                                             ============= ============= ============= =============  ===========

Shares used in computing basic and diluted
  net loss per common share (2)..........        38,118        32,923        22,927        18,871          5,784
                                             ============= ============= ============= =============  ==========


                                                                           DECEMBER 31,
                                             ------------------------------------------------------------------
                                                  2000          1999          1998          1997           1996
                                             ------------- ------------- ------------- -------------  ---------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................    $   14,055    $   58,486    $   77,653    $   34,698     $   25,255
Working capital (3)......................        15,727       123,649        79,807        50,247         41,349
Investments..............................        48,876        99,265        41,039        23,098         27,946
Total assets.............................        71,061       166,497       124,313        61,878         55,495
Capital lease obligation - noncurrent....            --             9           153           300            364
Long-term debt...........................            --            --            --           178             --
Deferred revenue.........................        24,420        25,000            --            --             --
Accumulated deficit during development
  stage..................................      (330,969)     (221,444)     (116,823)      (49,552)       (11,884)
Total stockholders' equity...............        13,781       115,273       101,951        52,717         52,656


----------
(1) See note 10 of notes to consolidated financial statements for information concerning our acquisition of Avid on August 28, 1997. As a result of the acquisition, we recorded an in-process research and development charge of approximately $11.3 million in 1997, an additional charge of $1.2 million in 1999 and an additional charge of $5.4 million in 2000. The operating results of Avid have been included in our consolidated financial statements from the date of the acquisition.

(2) See note 1 of notes to consolidated financial statements for information concerning the computation of basic and diluted net loss per common share and shares used in computing net loss per common share.

(3) Working capital represents the difference between our current assets and current liabilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

OVERVIEW

         Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for our drug candidates, raising working capital and developing our drug candidates. We have not received any revenues from the sale of products and do not believe it likely that any of our drug candidates will be commercially available until at least the year 2002. As of December 31, 2000, our accumulated deficit was approximately $331.0 million.

         We require substantial working capital to fund the development and potential commercialization of our drug candidates. We will require significant expenditures to fund pre-clinical testing, clinical research studies, drug synthesis and manufacturing, license obligations, development of a sales and marketing infrastructure and ongoing administrative support before receiving regulatory approvals for our drug candidates. These approvals may be delayed or not granted at all. We have been unprofitable since our inception and expect to incur substantial losses for at least the next several years. Because of the nature of our business, we expect that losses will fluctuate from period to period and that such fluctuations may be substantial. See "Item 1. Business--Risk and Uncertainties-- We have incurred losses since inception and may never achieve profitability."

         You should consider the operating and financial risks associated with drug development activities when evaluating our prospects. To address these risks, we must, among other things, successfully develop and commercialize our drug candidates, secure and maintain all necessary proprietary rights, respond to a rapidly changing competitive market, obtain additional financing and continue to attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks. See "Item 1. Business--Risk and Uncertainties-- All of our product candidates are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business" and "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we will have to curtail or cease operations."

         Our operating expenses are difficult to predict and will depend on several factors. Development expenses, including expenses for drug synthesis and manufacturing, pre-clinical testing and clinical research activities, will depend on the ongoing requirements of our drug development programs and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating pre-clinical testing and clinical trial activities, but many of these expenditures will occur irrespective of whether our drug candidates are approved when anticipated or at all. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected. See "Item 1. Business--Risk and Uncertainties-- The market price of our stock may be adversely affected by market volatility."

RESULTS OF OPERATIONS

COLLABORATIVE REVENUE

         Collaborative revenue totaled $7.3 million in 2000 as compared to no revenue in 1999 and 1998. Revenue in 2000 is solely related to $31.7 million of non-contingent research and development expense reimbursements associated with the Abbott Alliance, which are being amortized over the anticipated research and development arrangement period. See "--Liquidity and Capital Resources."

LICENSE FEES

         License fees totaled $4.5 million in 2000, compared to $10.0 million in 1999 and to $6.5 million in 1998. License fees in 2000 related to the recognition of milestone obligations and preservation fees under our license agreements and license or option agreement initiation and/or preservation fees for several of our drug candidates. License fees in 1999 related to achievement of milestone obligations, license fees associated with the license and settlement agreements with Glaxo on the use of emtricitabine to treat hepatitis B, and license preservation fees for our drug candidate portfolio. License fees in 1998 related primarily to execution of the clevudine license agreement as well as license preservation fees for our drug candidate portfolio. The decrease in 2000, as compared to 1999 and 1998, is related to the timing of milestone obligations, the magnitude of license or option preservation payments, and the timing of license initiation fees associated with our portfolio of drug candidates. Future license fees may consist of milestone payments or annual preservation payments under existing licensing arrangements, the amount of which could be substantial and the timing of which will depend on a number of factors that we cannot predict. These factors include, among others, the success of our drug development programs and the extent to which we may in-license additional drug candidates. See "--Liquidity and Capital Resources."

DEVELOPMENT EXPENSES

         Development expenses totaled $101.4 million in 2000, compared to $85.3 million in 1999 and to $55.1 million in 1998. Development expenses in 2000 were primarily for drug synthesis and manufacturing, clinical trials, employee compensation, pre-clinical testing and consulting. Development expenses in 1999 were primarily for drug synthesis and manufacturing, pre-clinical testing, clinical trials, employee compensation and consulting expenses. Development expenses in 1998 were primarily for drug synthesis and manufacturing, pre-clinical testing, employee compensation and patent-related activities for our drug candidates. The substantial increase in 2000 development expenses as compared to 1999 and 1998 is due primarily to the more advanced development stage of some of our drug candidates and increased manufacturing costs. A large percentage of these 2000 expenses were for the development of our drug candidate Coviracil. We are also continuing the development of Coactinon, including the initiation of the enrollment of an additional 280 patients in an ongoing Phase III clinical study. Our decision to continue the development of Coactinon will result in additional future development costs for this drug candidate.

         We expect our development expenses to increase in the future due to increased manufacturing, pre-clinical and clinical testing for our existing portfolio of drug candidates as they enter later stages of development and in anticipation of commercial launch. In addition, if we in-license or otherwise acquire rights to additional drug candidates, development expenses would increase.

PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

         Purchased research and development expense totaled $5.4 million in 2000, $1.2 million in 1999 and there was no purchased research and development expense in 1998. Purchased research and development expense in 2000 relates to the March 2000 issuance of 400,000 shares of our common stock to Avid. These 400,000 shares were part of the then remaining 2,000,000 contingent shares associated with our acquisition of Avid as consideration to the former Avid stockholders for extending the payment date of contingent consideration from February 28, 2000 to August 28, 2001 (the second DMP-450 milestone date extension). We also increased the remaining number of contingent shares by 50,000 in consideration for extending the second DMP-450 milestone date. Purchased research and development expense in 1999 related to the April 1999 issuance of 100,000 shares of common stock as consideration to the former Avid stockholders for extending the payment date of contingent consideration from February 28, 1999 to February 28, 2000 (the first DMP-450 milestone date extension). These in-process research and development charges are based upon the fair market value of our common stock at the date on which the extensions were granted and relate to mozenavir dimesylate, which is at an early stage of clinical development and has no alternative future use. Accordingly, if we initiate pivotal Phase II clinical trials with mozenavir dimesylate on or before August 28, 2001 or elect on or before August 28, 2001 to continue development of mozenavir dimesylate even if such clinical trials have not been initiated, we would issue 1,150,000 shares of common stock. Issuance of the remaining 500,000 of the then remaining 1,650,000 contingent shares is dependent upon the attainment of other development milestones with mozenavir dimesylate.
Issuance of any additional contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $12.9 million in 2000, compared to $14.6 in 1999 and $9.8 million in 1998. Selling, general and administrative expenses in 2000 consisted primarily of employee compensation, third party marketing, legal, investor relations and other professional services and rent expense. Selling, general and administrative expenses in 1999 and 1998 consisted primarily of amounts paid for employee compensation, marketing, legal, investor relations and other professional services and rent expense. The decrease in 2000 as compared to 1999, is due primarily to a reduction in 2000 sales and marketing expenses. The increase in 1999 and 2000 selling, general and administrative expenses, as compared to 1998, relates to an overall increase in administrative expenses and the infrastructure necessary to support expanding corporate and development operations. Our selling, general and administrative expenses may increase in future periods as we expand our sales and marketing infrastructure to support the commercial launch of our drug candidates.

INTEREST INCOME, NET

         Net interest income totaled $7.3 million in 2000, compared to $6.6 million in 1999 and $4.1 million in 1998. The increase in interest income in 2000, as compared to 1999, is due to larger average investment balances and higher low-risk, short-term interest rates in 2000. The increase in interest income in 1999 as compared to 1998 was due to larger average investment balances in 1999 created by the proceeds received from the Abbott Alliance in September 1999 and from other equity financings in December 1998. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception (July 12, 1995), primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $111.9 million, and from initial and secondary public offerings, which provided aggregate net proceeds of approximately $96.8 million, as well as net proceeds from the Abbott Alliance, including net proceeds from the sale of common stock and non-contingent research and development reimbursement, of approximately $147.7 million. In addition, we have received approximately $2.3 million as reimbursement of certain development expenses under our license agreements.

         During 1999, we completed our strategic alliance with Abbott. In addition to providing global sales, marketing, and manufacturing capabilities, the Abbott Alliance has provided approximately $115.9 million in net proceeds from the sale of approximately 6.57 million shares of common stock, approximately $31.7 million of non-contingent research and development expense reimbursements, and approximately $1.5 million in reimbursed sales and marketing expenses under the Abbott Alliance profit and loss sharing arrangement.

         At December 31, 2000, we had net working capital of $15.7 million, a decrease of approximately $107.9 million from December 31, 1999. The decrease in working capital is primarily the result of providing funds for our normal operating expenses. Our principal source of liquidity at December 31, 2000, was $14.1 million in cash and cash equivalents, $46.9 million in investments which are considered "available-for-sale," and approximately $2.0 million of strategic corporate investments, reflecting a $94.8 million decrease of total cash, cash equivalent and investment balances from those at December 31, 1999.

         In 2000, we entered into the Facility, pursuant to which we are able to issue and sell up to $100.0 million of our common stock over the next three years in the public market. During a 15-day selling period in December 2000, we sold 215,100 shares of our common stock for net cash proceeds of approximately $807,000 under the Facility. See "--Firm Underwritten Equity Facility."

         As part of our drug development strategy, we outsource significant amounts of our pre-clinical and clinical programs and the manufacture of drug substance used in those programs. Accordingly, we have entered into contractual arrangements with selected third parties to provide these services. At December 31, 2000, we estimate the contractual commitment related to pre-clinical and clinical testing to be approximately $39.5 million and the contractual commitment to provide drug manufacturing to be approximately $14.5 million. These estimates may change in the future depending on the outcome of several project-related variables.

         Our working capital requirements may continue to increase in future periods as we fund our drug development programs, pay obligations under our license and/or option agreements, continue the future development of our sales and marketing organization, acquire drug substance from third party manufacturers, and incur other selling, general and administrative expenditures necessary to support our operations. The amount of our future working capital requirements will depend on many factors, including the efficiency of manufacturing processes developed on our behalf by third parties, the cost of drugs supplied by third party contractors, including Abbott, the success of our drug development programs, the magnitude and scope of these programs, the cost, timing and outcome of regulatory reviews, changes in regulatory requirements, the costs under the license and/or option agreements relating to our drug candidates (including the costs of obtaining patent protection for our drug candidates), the timing and the terms of the acquisition of any additional drug candidates, the rate of technological advances relevant to our operations, determinations as to the commercial potential of our drug candidates, the level of required administrative and legal support, the potential expansion of required facility space and the potential use of third party sales contractors.

         Amounts payable by us in the future under our existing license agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain approval to commercialize drug candidates and the commercial success of certain approved drugs. Our existing license agreements, as of December 31, 2000, may require future cash payments of up to $91.0 million contingent upon the achievement of development milestones, up to $30.0 million upon the achievement of sales milestones, and $5.5 million of future research and development payments. One of our licensors has the option to receive $2.0 million of future milestone payments in shares of common stock, based on the then current market price, in lieu of a cash payment. As of December 31, 2000, we are also obligated to issue up to an additional 1,650,000 shares of common stock upon the achievement of development milestones relating to mozenavir dimesylate, which was acquired in the acquisition of Avid. Additionally, we will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees under our existing license agreements could range from $50,000 if only a single drug candidate is approved for one indication, to $54.5 million if all drug candidates are approved for all indications.

         We believe that our existing cash, cash equivalents and investments, and expected net proceeds raised under the Facility will be adequate to satisfy our anticipated working capital requirements through at least the first quarter of 2002, but expect that we will be required to raise additional capital to fund our future operations from remaining availability under the Facility, through our pending private offering or through equity or debt financings from other sources. See "Pending Private Placement of 7.7 Million Shares of Common Stock." We cannot assure you that additional funding will be available on favorable terms from any of these sources or at all. See "Item 1. Business--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we will have to curtail or cease operations."

FIRM UNDERWRITTEN EQUITY FACILITY

         On November 1, 2000, we entered into the Facility with Ramius consisting of a Common Stock Underwriting Agreement and a Stand-By Purchase Agreement. Ramius, as underwriter, has agreed to sell, on a best efforts basis, up to $100.0 million of registered common stock over a three-year period. Under the Facility, we may initiate 15-trading day selling periods during which Ramius will purchase shares from us at a fixed percentage of the volume weighted average price of our common stock on each trading day. We will establish a dollar amount to be raised during each selling period and a minimum selling price. Ramius will sell, on a best efforts basis, the number of shares required to raise that amount. The total number of shares sold during a selling period is limited to 15% of the average daily trading volume during the selling period. We are not obligated to sell any shares of our common stock, and a selling period will not begin except upon our instruction. In connection with the Facility, we have agreed to pay Ramius a commission of 4.25% of gross proceeds and granted Ramius the right to purchase 300,000 shares of our common stock at $13.00 a share. In connection with our pending private placement, we have agreed not to sell any common stock under the Facility for a period of 90 days from the effective date of the resale registration statement filed in connection with our pending private placement.

INTELLIGENT THERAPEUTIC SOLUTIONS

         In the first quarter of 2000, we contributed intellectual property and other assets to Intelligent Therapeutic Solutions, Inc., ITS, in exchange for 3,300,000 shares of ITS Series A Preferred Stock. On March 15, 2000, two outside investors purchased a non-controlling ownership interest in ITS through a Series B Preferred Stock investment for $10.0 million with a binding commitment to invest an additional $5.0 million. ITS is a health information technology company formed to provide solutions in the management of patients with chronic and complex diseases, focusing primarily at the point-of-care on the provider-patient relationship. We do not expect that the future development costs of ITS's health information technology will impact our future consolidated financial position, results of operations, and cash flow since Triangle has no continuing obligation to ITS.

DYNAVAX TECHNOLOGIES CORPORATION

         In April 2000, our licensing and collaborative agreement with Dynavax to develop immunostimulatory pharmaceutical candidates for the prevention and/or treatment of serious viral diseases became effective. In association with this agreement, we purchased $2.0 million of Dynavax Series T Preferred Stock. The license grants Triangle exclusive worldwide rights to Dynavax' proprietary ISS for the treatment of HIV and the prevention and treatment of hepatitis B and hepatitis C. This alliance represents another element of Triangle's strategy to leverage strategic alliances with carefully selected partners. We will collaborate with Dynavax in the development of immunostimulatory pharmaceutical candidates and we will be responsible for funding development activities, as well as paying development milestones and royalty payments.

ARROW THERAPEUTICS LIMITED

         In July 2000, we entered into a licensing and collaborative agreement with Arrow to identify and develop novel anti-viral agents for the treatment of hepatitis C virus. Under the terms of the agreement, Arrow will provide Triangle with access to Arrow's high throughput screening technology and its compound library. Triangle will be responsible for funding the screening program, as well as paying development milestones and royalty payments on sales of any products which result from the collaboration.

PENDING PRIVATE PLACEMENT OF 7.7 MILLION SHARES OF COMMON STOCK

         On January 30, 2001, we entered into definitive purchase agreements with a limited number of qualified institutional buyers and large institutional accredited investors for the sale of 7.7 million shares of common stock at $6.00 per share for gross proceeds totaling $46.2 million. The closing of the common stock sale will occur within three business days of the date the SEC confirms its willingness to declare effective the resale registration statement, initially filed on February 2, 2001, in connection with the financing. Net proceeds are expected to be approximately $43.5 million.

LITIGATION AND OTHER CONTINGENCIES

         As discussed in note 14 of the Notes to Consolidated Financial Statements, we are indirectly involved in several patent opposition and adversarial proceedings and two lawsuits filed in Australia regarding the patent rights related to two of our licensed drug candidates, Coviracil and DAPD. Although we are not a named party in any of these proceedings, we are obligated to reimburse our licensors for legal expenses associated with these proceedings. In one of these patent opposition proceedings, on November 8, 2000, the Australian Patent Office held that several patent claims of Emory directed to DAPD are not patentable over an earlier BioChem Pharma patent. Emory has appealed this decision of the Australian Patent Office to the Australian Federal Court. If Emory, the University of Georgia, or Triangle is unsuccessful in the appeal, then we will not be able to sell DAPD in Australia without a license from BioChem Pharma, which may not be available on reasonable terms or at all. We cannot predict the outcome of this or any of the other proceedings. We believe that an adverse judgment rendered against us would not result in a material financial obligation, nor would we have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF" as no amounts have been capitalized related to our drug candidates. However, any development in these proceedings adverse to our interests, including any adverse development related to the patent rights licensed to us for these two drug candidates or our related rights or obligations, could have a material adverse effect on our business and future consolidated financial position, results of operations and cash flow. See "Item 1. Business--Risk and Uncertainties--If we or our licensors are not able to obtain and maintain adequate patent protection for our product candidates, we may be unable to commercialize our product candidates or to prevent other companies from using our technology in competitive products."

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," SAB 101. SAB 101, as amended by SAB 101A and 101B, provided broad conceptual discussions and industry-specific guidance concerning revenue recognition. We adopted SAB 101 in 1999 and, accordingly, reported the impact of the Abbott Alliance in accordance with SAB 101's conceptual guidance. Adoption of SAB 101 resulted in all non-contingent research and development reimbursement to be amortized as collaborative revenue over the anticipated research and development arrangement period and will require the recognition of any contingent development milestone payments to be deferred and amortized beyond their actual receipt.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. We adopted SFAS 133 in 2000. Its adoption did not have a material impact on our consolidated financial position, results of operations, or cash flow.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         Triangle is exposed to various market risks, including changes in foreign currency exchange rates, investment market value and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At December 31, 2000, we had approximately $1.2 million of forward foreign currency contracts to hedge foreign currency firm commitments. We have, however, established policies and procedures for market risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and investment market value.

INTEREST RATE SENSITIVITY

         Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds. Our portfolio has a current average maturity of less than 12 months. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10 percent from levels at December 31, 2000, we expect that the fair value of our investment portfolio would decline by an immaterial aggregate amount primarily due to the relatively short maturity of the portfolio. At December 31, 2000, our portfolio consisted of approximately $39.4 million of investments maturing within one year and approximately $7.4 million of investments maturing after one year but within 30 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our consolidated operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

         The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency-hedging program. The goal of our hedging program is to establish fixed exchange rates on firm foreign currency cash outflows and to minimize the impact to Triangle of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At December 31, 2000, Triangle had purchased approximately $1.2 million of forward foreign currency contracts in currencies participating in the European Monetary Union to hedge firm commitments. The hypothetical loss associated with a 10 percent devaluation of the Euro would not materially affect our consolidated operating results, financial position or cash flow.

STRATEGIC INVESTMENT RISK

         In addition to our normal investment portfolio, we also have a strategic investment in Dynavax for $2.0 million. This investment represents unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          PAGE
                                                                                                          ----

Report of Independent Accountants.........................................................................  51

Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................  52

Consolidated Statements of Operations for the years ended December 31, 2000, 1999,
     1998 and the period from inception (July 12, 1995) through December 31, 2000.........................  53

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999,
     1998 and the period from inception (July 12, 1995) through December 31, 2000.........................  54

Consolidated Statements of Stockholders' Equity for the period from inception (July 12, 1995) through December 31, 2000.............................................55-56

Notes to Consolidated Financial Statements................................................................  57

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Triangle Pharmaceuticals, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Triangle Pharmaceuticals, Inc. and its subsidiary, a development stage company, (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and the period from inception (July 12, 1995) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 9, 2001

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            DECEMBER 31,
                                                                               -----------------------------------
ASSETS                                                                                2000                1999
------                                                                         -----------------   ---------------
Current assets:
     Cash and cash equivalents.............................................    $        14,055     $        58,486
     Restricted deposits...................................................                 --                  27
     Investments...........................................................             39,472              94,583
     Interest receivable...................................................              1,081               1,307
     Receivable from collaborative partner.................................                413               1,156
     Prepaid expenses......................................................                543                 555
                                                                               -----------------   ---------------
        Total current assets...............................................             55,564             156,114
                                                                               -----------------   ---------------
Property, plant and equipment, net.........................................              6,093               5,701
Investments................................................................              9,404               4,682
                                                                               -----------------   ---------------

        Total assets.......................................................    $        71,061     $       166,497
                                                                               =================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable......................................................    $         9,580     $        10,924
     Payable to collaborative partner......................................              6,005                 571
     Capital lease obligation-current......................................                  7                 133
     Accrued expenses......................................................             17,268              14,587
     Deferred revenue......................................................              6,977               6,250
                                                                               -----------------   ---------------
        Total current liabilities..........................................             39,837              32,465
                                                                               -----------------   ---------------
Capital lease obligation-noncurrent........................................                 --                   9
Deferred revenue...........................................................             17,443              18,750
                                                                               -----------------   ---------------
        Total liabilities..................................................             57,280              51,224
                                                                               -----------------   ---------------
Commitments and contingencies (See notes 1, 3, 5, 6, 8, 10 and 14).........                 --                  --
Stockholders' equity:
     Convertible Preferred Stock, $0.001 par value; 5,000 shares
        authorized; 0 shares  issued and outstanding.......................                 --                  --
     Common Stock, $0.001 par value; 75,000 shares authorized;
        38,529 and 37,578 shares  issued and outstanding, respectively.....                 39                  38
     Additional paid-in capital............................................            344,550             336,814
     Accumulated deficit during development stage..........................           (330,969)           (221,444)
     Accumulated other comprehensive income (loss).........................                161                (135)
                                                                               -----------------   ----------------
        Total stockholders' equity.........................................             13,781             115,273
                                                                               -----------------   ---------------

        Total liabilities and stockholders' equity.........................    $        71,061     $       166,497
                                                                               =================   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                           YEAR ENDED DECEMBER 31,                   (JULY 12, 1995)
                                         --------------------------------------------------------        THROUGH
                                                2000                1999               1998        DECEMBER 31, 2000
                                         -----------------   -----------------  -----------------  -----------------

Revenue:
  Collaborative revenue...............   $         7,294     $            --    $            --    $         7,294

Operating expenses:
  License fees........................             4,530               9,965              6,500             24,872
  Development.........................           101,364              85,336             55,117            269,024
  Purchased research and development..             5,350               1,247                 --             17,858
  Selling, general and administrative.            12,900              14,638              9,774             48,945
                                         -----------------   -----------------  -----------------  ---------------
    Total operating expenses..........           124,144             111,186             71,391            360,699
                                         -----------------   -----------------  -----------------  ---------------

Loss from operations..................          (116,850)           (111,186)           (71,391)          (353,405)
Interest income, net..................             7,325               6,565              4,120             22,436
                                         -----------------   -----------------  -----------------  ---------------

Net loss..............................   $      (109,525)    $      (104,621)   $       (67,271)   $      (330,969)
                                         =================   =================  =================  ================

Basic and diluted net loss per common
  share...............................   $        (2.87)     $        (3.18)    $        (2.93)
                                         =================   =================  ===============

Shares used in computing basic and
  diluted net loss per common share...            38,118              32,923             22,927
                                         =================   =================  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                    PERIOD FROM
                                                                                                     INCEPTION
                                                             YEAR ENDED DECEMBER 31,              (JULY 12, 1995)
                                                 ---------------------------------------------        THROUGH
                                                       2000            1999            1998      DECEMBER 31, 2000
                                                 --------------  --------------  --------------  -----------------
Cash flows from operating activities:
Net loss......................................   $  (109,525)    $  (104,621)    $   (67,271)   $     (330,969)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization...............         1,733           1,207             889             4,242
  Purchased research and development..........         5,350           1,247              --            17,858
  Stock-based compensation....................           348             200              81             1,886
  Change in assets and liabilities:
    Receivables...............................           969          (1,851)           (312)           (1,494)
    Prepaid expenses..........................            12             214              22              (543)
    Accounts payable..........................         4,090            (283)          8,626            15,585
    Accrued expenses..........................         2,681           4,561           4,949            17,268
    Deferred revenue..........................          (580)         25,000              --            24,420
                                                 -------------   -------------   -------------  --------------
Net cash used by operating activities.........       (94,922)        (74,326)        (53,016)         (251,747)
                                                 -------------   -------------   -------------  ---------------
Cash flows from investing activities:
  Sale of restricted deposits.................            27              49              43                --
  Purchase of investments.....................       (90,223)       (102,126)        (55,632)         (310,509)
  Proceeds from sale and maturity of
    investments...............................       140,908          43,747          37,709           261,794
  Purchase of property, plant and equipment...        (2,125)         (2,744)         (2,181)          (10,159)
  Acquisition of Avid Corporation, net of cash
    acquired..................................            --              --              --            (3,053)
                                                 -------------   -------------   -------------  ---------------
Net cash provided (used) by investing
  activities..................................        48,587         (61,074)        (20,061)          (61,927)
                                                 -------------   -------------   -------------  ---------------
Cash flows from financing activities:
  Sale of stock, net of related issuance
  costs.......................................         1,609         116,218         116,334           327,053
  Sale of options under salary investment option
    grant program.............................            52              95              97               315
  Proceeds from stock options/warrants exercised         378             215               1               620
  Proceeds from notes payable.................            --              --              --               374
  Equipment financing.........................            --              --              --               354
  Principal payments on capital lease
  obligations and notes payable...............          (135)           (295)           (400)             (987)
                                                 -------------   -------------   -------------  ---------------

Net cash provided by financing activities.....         1,904         116,233         116,032           327,729
                                                 -------------   -------------   -------------  --------------
Net (decrease) increase in cash and cash
  equivalents.................................       (44,431)        (19,167)         42,955            14,055
Cash and cash equivalents at beginning of year        58,486          77,653          34,698                --
                                                 -------------   -------------   -------------  --------------
Cash and cash equivalents at end of year......   $    14,055     $    58,486     $    77,653    $       14,055
                                                 =============   =============   =============  ==============

Supplemental disclosure of noncash investing and financing activities:

     On November 1, 2000, the Company granted a purchase right to acquire 300 shares of Common Stock at $13.00 per share.

     On April 1, 1999 and March 27, 2000, the Company issued 100 shares and 400 shares, respectively, of Common Stock valued at $1,247 and $5,350, respectively, in conjunction with the Avid Corporation acquisition.

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

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                     CONVERTIBLE
                                     PREFERRED STOCK                       COMMON STOCK      ADDITIONAL              COMPREHENSIVE
                               -----------------------              -----------------------    PAID-IN   ACCUMULATED     INCOME
                                 SHARES      AMOUNT      WARRANTS     SHARES      AMOUNT      CAPITAL     DEFICIT       (LOSS)
                               ----------- -----------  ----------- ----------- -----------  ----------- ------------ -------------

Initial sale of stock.......          933  $        1   $       --       1,175  $        1   $      710  $        --
Additional sale of stock....        4,249           4           --       1,495           2        3,137           --
Stock-based compensation....           --          --           --          --          --           12           --
Comprehensive loss:
  Net loss..................           --          --           --          --          --           --         (967) $      (967)
                               ----------- -----------  ----------- ----------- -----------  ----------- ------------ -------------
Balance, December 31, 1995..        5,182           5           --       2,670           3        3,859         (967)        (967)
Sale of stock...............        3,756           4           --       4,943           5       59,506           --
Stock-based compensation....           --          --          152         700           1        1,127           --
Stock options exercised.....           --          --           --         317          --           57           --
Conversion of Preferred to
  Common Stock..............       (8,938)         (9)          --       8,938           9           --           --
Comprehensive loss:
  Net loss..................           --          --           --          --          --           --      (10,917)     (10,917)
                               ----------- -----------  ----------- ----------- -----------  ----------- ------------ -------------
Balance, December 31, 1996..           --          --          152      17,568          18       64,549      (11,884)     (10,917)
Sale of stock...............           --          --           --       2,014           2       29,521           --
Acquisition of Avid Corp....           --          --           --         400          --        8,117           --
Sale of stock options.......           --          --           --          --          --           70           --
Stock-based compensation....           --          --          (38)         --          --           --           --
Stock options exercised.....           --          --           --          13          --            3           --
Comprehensive loss:
  Net loss..................           --          --           --          --          --           --      (37,668)     (37,668)
                               ----------- -----------  ----------- ----------- -----------  ----------- ------------ -------------
Balance, December 31, 1997..           --          --          114      19,995          20      102,260      (49,552)     (37,668)
Sale of stock...............          170          --           --       8,868           9      116,325           --
Sale of stock options.......           --          --           --          --          --           97           --
Stock-based compensation....           --          --           --          --          --           --           --
Stock options exercised.....           --          --           --           8          --            1           --
Comprehensive loss:
  Change in unrealized
   gains/(losses) on
  investments...............           --          --           --          --          --           --           --           18
  Net loss..................           --          --           --          --          --           --      (67,271)     (67,271)
                               ----------- -----------  ----------- ----------- -----------  ----------- ------------ -------------
Balance, December 31, 1998..          170          --          114      28,871          29      218,683     (116,823)     (67,253)
Sale of stock...............           --          --           --       6,605           7      116,211           --
Sale of stock options.......           --          --           --          --          --           95           --
Stock-based compensation....           --          --           --           6          --          101           --
Stock options/warrants
  exercised.................           --          --         (114)        296          --          479           --
Conversion of Preferred to
  Common Stock..............         (170)         --           --       1,700           2           (2)          --
Purchased in-process research
  and development costs.....           --          --           --         100          --        1,247           --

Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net loss      --          --           --          --          --           --           --          (21)
  Change in unrealized
   gains/(losses) on
   investments..............           --          --           --          --          --           --           --         (132)
  Net loss..................           --          --           --          --          --           --     (104,621)    (104,621)
                               ----------- -----------  ----------- ----------- -----------  ----------- ------------ -------------
Balance, December 31, 1999..           --  $       --   $       --      37,578  $       38   $  336,814  $  (221,444) $  (104,774)


                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE      DEFERRED
                               INCOME/(LOSS)    COMPENSATION     TOTAL
                               --------------  -------------- -----------

Initial sale of stock.......    $        --    $        --    $       712
Additional sale of stock....             --             --          3,143
Stock-based compensation....             --            (12)            --
Comprehensive loss:
  Net loss..................             --             --           (967)
                                -------------  -------------  ------------
Balance, December 31, 1995..             --            (12)         2,888
Sale of stock...............             --             --         59,515
Stock-based compensation....             --           (141)         1,139
Stock options exercised.....             --            (26)            31
Conversion of Preferred to
  Common Stock..............             --             --             --
Comprehensive loss:
  Net loss..................             --             --        (10,917)
                                -------------  -------------  ------------
Balance, December 31, 1996..             --           (179)        52,656
Sale of stock...............             --             --         29,523
Acquisition of Avid Corp....             --             --          8,117
Sale of stock options.......             --             --             70
Stock-based compensation....             --             48             10
Stock options exercised.....             --              6              9
Comprehensive loss:
  Net loss..................             --             --        (37,668)
                                -------------  -------------  ------------
Balance, December 31, 1997..             --           (125)        52,717
Sale of stock...............             --             --        116,334
Sale of stock options.......             --             --             97
Stock-based compensation....             --             48             48
Stock options exercised.....             --              7              8
Comprehensive loss:
  Change in unrealized
   gains/(losses) on
   investments..............             18             --             18
  Net loss..................             --             --        (67,271)
                                -------------  -------------  ------------
Balance, December 31, 1998..             18            (70)       101,951
Sale of stock...............             --             --        116,218
Sale of stock options.......             --             --             95
Stock-based compensation....             --             58            159
Stock options/warrants
  exercised.................             --             12            377
Conversion of Preferred to
  Common Stock..............             --             --             --
Purchased in-process research
  and development costs.....             --             --          1,247
Comprehensive loss:
  Reclassification adjustment
    for gains/(losses) in net
    loss....................            (21)            --            (21)
  Change in unrealized
   gains/(losses) on
   investments..............           (132)            --           (132)
  Net loss..................             --             --       (104,621)
                                -------------  -------------  ------------
Balance, December 31, 1999..    $      (135)   $        --    $   115,273
(CONTINUED)

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                     CONVERTIBLE
                                     PREFERRED STOCK                      COMMON STOCK       ADDITIONAL               COMPREHENSIVE
                               -----------------------              -----------------------    PAID-IN   ACCUMULATED     INCOME
                                 SHARES      AMOUNT      WARRANTS     SHARES      AMOUNT      CAPITAL     DEFICIT        (LOSS)
                               ----------- -----------  ----------- ----------- -----------  ----------- ------------ -------------
(CONTINUED)
Sale of stock...............           --  $       --   $       --         326  $        1   $    1,608  $        --
Sale of stock options.......           --          --           --          --          --           52           --
Stock-based compensation....           --          --           --          --          --          348           --
Stock options/warrants
  exercised.................           --          --           --         225          --          378           --
Purchased in-process research
  and development costs.....           --          --           --         400          --        5,350           --
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss.....................           --          --           --          --          --           --           --  $       133
  Change in unrealized
   gains/(losses) on
   investments..............           --          --           --          --          --           --           --          163
  Net loss..................           --          --           --          --          --           --     (109,525)    (109,525)
                               ----------- -----------  ----------- ----------- -----------  ----------- ------------ -------------
Balance, December 31, 2000..           --  $       --   $       --      38,529  $       39   $  344,550  $  (330,969) $  (109,229)
                               =========== ===========  =========== =========== ===========  =========== ============ =============



                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE      DEFERRED
                               INCOME/(LOSS)    COMPENSATION     TOTAL
                               --------------  -------------- -----------

Sale of stock...............    $        --    $        --    $     1,609
Sale of stock options.......             --             --             52
Stock-based compensation....             --             --            348
Stock options/warrants
  exercised.................             --             --            378
Purchased in-process research
  and development costs.....             --             --          5,350
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss.....................            133             --            133
  Change in unrealized
   gains/(losses) on
   investments..............            163             --            163
  Net loss..................             --             --       (109,525)
                                -------------  -------------  ------------
Balance, December 31, 2000..    $       161    $        --    $    13,781
                                =============  =============  ===========


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

         The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses and negative cash flows from operations since its inception. Management's plans with regard to these matters include seeking additional financing arrangements, which include the sale of Common Stock as discussed in Notes 6 and 16. If such available sources of financing are not sufficient, management believes that is has the intent and the ability to reduce expenses so that it can continue to meet its obligations. The consolidated financial statements do not include any adjustments should management's plans prove to be unsuccessful.

CASH AND CASH EQUIVALENTS

         The Company considers all short-term deposits with an initial maturity at date of purchase of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

INVESTMENTS

         Investments consist primarily of United States and municipal government agency obligations, corporate bonds, notes and commercial paper, preferred stock and other fixed or variable income investments. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. Investments are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in comprehensive income/(loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis.

         The Company has equity investments in non-public entities for which fair values are not readily determinable. For those investments in which the Company does not have significant influence and owns less than 20% of the entity, the investments are carried at cost and are subject to a write-down for impairment whenever events or changes in circumstance indicate that the carrying value may not be recoverable. Investments for which the Company has the ability to exercise significant influence are accounted for using the equity method.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives as follows: laboratory equipment - 5 years; office equipment - 4 to 7 years; and leasehold improvements - the shorter of 7 years or lease-term.

REVENUE RECOGNITION

         Revenue for any products that are developed will be recognized when such products are shipped. Collaborative revenue is related to non-contingent research and development reimbursement received under the Company's strategic alliance and is being recognized over the anticipated performance of research and development.

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

NET LOSS PER COMMON SHARE

         Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. At December 31, 2000 had such potential common shares not been antidilutive, their effect would be to increase the shares used in computing diluted net loss per common share to 38,793.

COMPREHENSIVE INCOME (LOSS)

         The Company calculates and discloses comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME." The Company discloses comprehensive income (loss) as a component in its consolidated statements of stockholders' equity.

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

STOCK-BASED COMPENSATION

         The Company records stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION-AN INTERPRETATION OF APB 25." This interpretation clarifies: the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

compensation awards in a business combination. FIN 44 was effective and the Company adopted the interpretation on July 1, 2000. The adoption did not have a material impact on the Company's consolidated results of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company records its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") as deferred and amended by SFAS 137 and SFAS 138. SFAS 133, 137 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and require the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and loses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting.

         Derivative financial instrument contracts are entered into and utilized by the Company to manage foreign exchange risk by hedging certain transactions, or firm commitments, which are denominated in a foreign currency. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company's derivative activities are subject to the management direction and control of the Risk Management Committee (the "RMC"). The RMC is composed of the Chief Financial Officer and the Treasurer.

         To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets or liabilities or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts as an offset to the hedged item. At December 31, 2000, Triangle had $1,234 of European Monetary Union foreign currency forward contracts to hedge firm foreign currency commitments. For the year ended December 31, 2000, 1999 and 1998, the Company realized net losses or gains on foreign currency transactions of approximately $46, ($145) and $25, respectively.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB 101"). SAB 101, as amended by SAB 101A and 101B, provided broad conceptual discussions and industry-specific guidance concerning revenue recognition. The Company adopted SAB 101 in 1999 and, accordingly, has reported the impact of the strategic alliance with Abbott Laboratories in accordance with SAB 101's conceptual guidance. Adoption of SAB 101 resulted in all non-contingent research and development reimbursement to be amortized as collaborative revenue over the anticipated research and development arrangement period and will require the recognition of any contingent development milestone payments to be deferred and amortized beyond their actual receipt.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.       INVESTMENTS


         A summary of the fair market value of investments securities by classification is as follows:

                                                                                            DECEMBER 31,
                                                                             -------------------------------------
                                                                                     2000                 1999
                                                                             -------------------  ----------------
United States Government obligations...................................      $         10,684     $         16,441
Corporate bonds, notes and commercial paper............................                29,934               75,206
Preferred stock........................................................                 2,000                   --
Other..................................................................                 6,258                7,618
                                                                             -------------------  ----------------
         Total.........................................................      $         48,876     $         99,265
                                                                             ===================  ================

     The Company owns 3,300 shares of Intelligent Therapeutic Solutions, Inc. ("ITS") Series A Preferred Stock and is accounting for its investment using the equity method. At December 31, 2000, the carrying value of this investment was $0 and the Company has no obligation to fund future ITS operations.

     Maturities of debt securities at fair market value are as follows:


                                                                                            DECEMBER 31,
                                                                             -------------------------------------
                                                                                     2000                 1999
                                                                             -------------------  ----------------
Mature in one year or less.............................................      $         39,472     $         94,583
Mature after one year through five years...............................                 7,404                4,682
                                                                             -------------------  ----------------
         Total.........................................................      $         46,876     $         99,265
                                                                             ===================  ================


         Gross realized and unrealized holding gains and losses for the years ended December 31, 2000, 1999 and 1998 were not significant.

3.       PROPERTY, PLANT AND EQUIPMENT


                                                                                            DECEMBER 31,
                                                                             -------------------------------------
                                                                                     2000                 1999
                                                                             -------------------  ----------------
Laboratory equipment...................................................      $          5,791     $          4,679
Office equipment.......................................................                 3,253                2,697
Leasehold improvements.................................................                   465                  254
Construction-in-progress (office and laboratory equipment).............                   826                  580
                                                                             -------------------  ----------------
                                                                                       10,335                8,210
Accumulated depreciation...............................................                (4,242)              (2,509)
                                                                             -------------------  -----------------
         Property, plant and equipment, net............................      $          6,093     $          5,701
                                                                             ===================  ================






         The Company leases office and laboratory facilities and office equipment under various operating leases. Rent expense totaled $2,233, $1,823 and $1,335 for 2000, 1999 and 1998, respectively.

         Future minimum lease payments under operating leases at December 31, 2000 are as follows:


YEAR                                                                                                     AMOUNT
----                                                                                              ------------------
2001........................................................................................      $          1,999
2002........................................................................................                 1,975
2003........................................................................................                 1,399
                                                                                                  ----------------
         Total..............................................................................      $          5,373
                                                                                                  ================

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.       PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

         The Company leases certain laboratory equipment under capital lease agreements. Details of the capitalized leased assets are as follows:

                                                                                            DECEMBER 31,
                                                                             --------------------------------------
                                                                                     2000                 1999
                                                                             -------------------  -----------------
Laboratory equipment...................................................      $            567     $            567
Accumulated depreciation...............................................                  (497)                (383)
                                                                             -------------------  ----------------
         Net capitalized leased assets.................................      $             70     $            184
                                                                             ===================  ================


         At December 31, 2000, the Company had $7 remaining in future minimum lease payments under its capital lease obligations. Because the interest rates associated with these lease agreements approximate a market rate, the carrying value of these obligations approximates fair value. Interest expense under capital lease obligations for 2000, 1999, and 1998 was $5, $19, and $31, respectively.

4.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                            DECEMBER 31,
                                                                             -------------------------------------
                                                                                     2000                 1999
                                                                             -------------------  ----------------
Accrued clinical studies...............................................      $         13,233     $          8,160
Accrued drug substance.................................................                 1,088                3,849
Accrued professional fees..............................................                 1,031                  965
Accrued compensation and benefits......................................                   664                  426
Accrued duties and taxes...............................................                    95                  145
Other..................................................................                 1,157                1,042
                                                                             -------------------  ----------------
         Total.........................................................      $         17,268     $         14,587
                                                                             ===================  ================

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

the SEC. The Company was introduced to the purchaser of these shares by one of the Company's outside directors. The director received a finders fee of $500 in connection with the transaction which was recorded as an offering cost.

         On April 15, 1998, the Company completed registration of 4,025 shares of Common Stock (including the exercise of the Underwriters over-allotment options) at $15.00 per share with the SEC. The total proceeds of this public offering, net of offering costs, were approximately $55,800.

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

         On August 3, 1999, the Company completed its worldwide strategic alliance (the "Abbott Alliance") with Abbott Laboratories ("Abbott") resulting in Abbott purchasing 6,571 shares of Common Stock at $18.00 per share. Net proceeds to the Company were approximately $115,861. On May 24, 2000, Abbott purchased 67 shares of Common Stock at $6.10 per share pursuant to the terms of a stockholder rights agreement between the Company and Abbott. Net proceeds to the Company were approximately $407. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our Common Stock up to a maximum aggregate percentage of 21% and has certain rights to purchase shares directly from the Company in order to maintain a certain ownership interest in Triangle, also known as antidilution protection.

         Under the terms of various agreements, the Company has the option to repurchase shares of Common Stock from certain stockholders who were employed by or who provided services to the Company at the time they acquired those shares. The Company may repurchase such shares in the event the stockholder discontinues employment or provision of services. The repurchase price is limited to the amount the stockholder originally paid for the shares. During 1996 and 1995, the Company issued shares subject to vesting totaling 560 and 2,140, respectively. The number of shares subject to repurchase decreases to zero over periods ranging from three to four years. At December 31, 2000, approximately 6 shares were subject to repurchase rights. During 2000, 1999 and 1998, the Company recognized compensation expense of $348, $200 and $81, respectively, related to the issuance of equity instruments.

6.       EQUITY FACILITY

         On November 1, 2000, the Company closed a Firm Underwritten Equity Facility (the "Facility") consisting of a Common Stock Underwriting Agreement and a Stand-By Purchase Agreement. The Facility enables the Company to sell up to a $100,000 of registered Common Stock over a three-year period in the public market. Sales of Common Stock will occur when the Company initiates a 15-trading day selling period and shares are sold at a fixed percentage of the volume weighted average price ("VWAP") for each trading day. Pursuant to the Facility, the underwriter has no obligation to sell shares beyond 15% of the average daily trading volume during the selling

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.       EQUITY FACILITY (CONTINUED)

period, nor to sell Common Stock if the VWAP is below $4.00 per share. Underwriter commission is equal to 4.25% of gross proceeds derived from the Facility. In addition, the underwriter was granted a purchase right to acquire 300 shares of Common Stock at $13.00 per share. This right was valued, using the Black-Scholes valuation model, at approximately $1,275. In December 2000, the Company initiated its first selling period under the Facility selling 215 shares of Common Stock with gross proceeds of $1,261. Net cash proceeds received were approximately $807.

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

         During 2000, 1999 and 1998, the Company issued 45, 39 and 33 shares, respectively, under the Purchase Plan. At December 31, 2000, the Company held payroll deductions of approximately $81 which will be used to purchase shares of Common Stock in 2001. The Purchase Plan had an insignificant impact on the Company's 2000, 1999 and 1998 pro forma fair value disclosure as required under SFAS 123.

SALARY INVESTMENT OPTION GRANT PROGRAM

         The Company's Salary Investment Option Grant Program (the "Investment Plan") was activated by the Compensation Committee of the Board on December 10, 1998 for the calendar year 1999, on December 6, 1999 for the calendar year 2000, and on December 11, 2000 for the calendar year 2001. The Investment Plan allows executive officers and other highly compensated employees of the Company to reduce their base salary for that calendar year by a specified dollar amount not less than $10 nor more than $50. Participants are issued a non-statutory option to purchase that number of shares of Common Stock determined by dividing the total salary reduction amount by an amount equal to one-third of the fair market value per share of Common Stock on the grant date. The option will be exercisable at a price per share equal to the difference between the amount paid by the optionee for the option and the fair market value of the option shares on the grant date. As a result, upon exercise of the options issued under the Investment Plan, the optionee will have paid 100% of the fair market value of the option shares as of the grant date. The option will vest and become exercisable in a series of twelve (12) equal monthly installments over the calendar year for which the salary reduction is in effect and will vest and become fully exercisable on specified changes in the ownership or control of the Company. Options have a maximum term of ten years from the date of grant.

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

401(K) PENSION PLAN

         The Company sponsors a qualified defined contribution pension plan which is available to substantially all permanent employees. This 401(k) plan provides for employer matching contributions based on employee participation. The total expense under this plan was $260, $184 and $104 for 2000, 1999 and 1998, respectively.

1996 STOCK INCENTIVE PLAN

         The Company's 1996 Stock Incentive Plan (the "1996 Plan") serves as the successor equity incentive program to the Company's 1996 Stock Option/Stock Issuance Plan. The 1996 Plan became effective on August 30, 1996 and 2,200 options of Common Stock were authorized for issuance. On May 15, 1998, an additional 1,000 options were authorized for issuance with an automatic increase provision whereby on January 1, 1999, 2000 and 2001 four percent of the total number of shares of Common Stock issued and outstanding, as of December 31 of the preceding year, will be authorized for issuance up to an annual maximum limitation of 1,000. In no event may any one participant receive option grants or direct stock issuances for more than 500 shares in the aggregate per calendar year. Options generally vest over a four or five year period and have a maximum term of ten years from the date of grant.

         In accordance with the provisions of SFAS 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method required by APB 25.

         The following table summarizes the stock option activity for the Company's plans:


                                                    NUMBER OF            WEIGHTED AVERAGE        WEIGHTED AVERAGE
                                                      SHARES               EXERCISE PRICE           FAIR VALUE
                                             ----------------------   ----------------------   -------------------
Options outstanding, December 31, 1997...               1,709         $          9.121                       --
Granted at fair value....................                 802                   14.809         $          9.612
Exercised................................                  (8)                   0.075                       --
Forfeited................................                 (22)                  19.352                       --
                                             ----------------------   ----------------------   ----------------
Options outstanding, December 31, 1998...               2,481                   10.895                       --
Granted at fair value....................                 991                   13.774         $          9.146
Exercised................................                (256)                   0.754                       --
Forfeited................................                 (83)                  17.406                       --
                                             ----------------------   ----------------------   ----------------
Options outstanding, December 31, 1999...               3,133                   12.460                       --
Granted below fair value.................                  24                    8.865         $          1.858
Granted at fair value....................               1,321                    7.563         $          5.362
Granted above fair value.................                 213                   16.712         $          0.936
Exercised................................                (225)                   1.683                       --
Forfeited................................                (621)                  14.853                       --
                                             ----------------------   ----------------------   ----------------
Options outstanding, December 31, 2000...               3,845         $         11.234                       --
                                             ======================   ======================   ================

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7.       EMPLOYEE BENEFIT PLANS (CONTINUED)

         The following table summarizes information concerning options outstanding at December 31, 2000 and 1999:

                                                                                           WEIGHTED AVERAGE
                                                                                               REMAINING
                                                      NUMBER         WEIGHTED AVERAGE     CONTRACTUAL LIFE
                                                     OF SHARES         EXERCISE PRICE         (IN YEARS)
                                                ------------------   ------------------   ------------------
Options outstanding-
Price range:
     $0.075 - $5.563.......................                 618      $         2.780                 7.52
     $5.813 - $9.938.......................                 945                6.429                 8.18
     $10.000 - $13.250.....................               1,102               12.274                 8.68
     $13.406 - $17.375.....................                 594               15.845                 7.19
     $17.500 - $23.625.....................                 586               21.267                 6.62
                                                ------------------   ------------------   ---------------
Options outstanding, December 31, 2000.....               3,845      $        11.234                 7.83
                                                ==================   ==================   ===============

Exercisable options outstanding-
Price range:
     $0.075 - $5.563.......................                 313      $         0.075
     $5.813 - $9.938.......................                 302                6.825
     $10.000 - $13.250.....................                 357               12.552
     $13.406 - $17.375.....................                 423               15.840
     $17.500 - $23.625.....................                 447               21.549
                                                ------------------   ---------------
Exercisable options outstanding, December
     31, 2000..............................               1,842      $        12.428
                                                ==================   ===============
Exercisable options outstanding, December
     31, 1999..............................               1,507      $         9.820
                                                ==================   ===============


         To determine the impact of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

                                                                                       DECEMBER 31,
                                                                   --------------------------------------------------
                                                                         2000              1999              1998
                                                                   ---------------   ---------------   --------------
Expected dividend yield.......................................              0.00%             0.00%             0.00%
Expected stock price volatility...............................             92.00%            80.00%            80.00%
Risk-free interest rate.......................................        5.17%-5.22%        6.14-6.19%        4.53-4.54%
Expected life of options......................................          4-5 years         4-5 years         4-5 years


         For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period.
If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS 123, its pro forma net loss and net loss per common share would have been as follows:

                                                                         2000              1999              1998
                                                                   ---------------   ---------------   ----------
Net loss - as reported........................................     $    (109,525)    $    (104,621)    $     (67,271)
Net loss - pro forma..........................................     $    (117,238)    $    (109,078)    $     (70,598)
Net loss per common share - as reported.......................     $       (2.87)    $       (3.18)    $       (2.93)
Net loss per common share - pro forma.........................     $       (3.08)    $       (3.31)    $       (3.08)

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.       LICENSING AGREEMENTS

         As of December 31, 2000, the Company has multiple license agreements for its drug candidates as well as collaborative agreements with specific third parties to assist in the identification and development of other novel drug candidates. In the aggregate, these agreements may require future payments of up to $91,000 contingent upon the achievement of certain development milestones, up to $30,000 upon the achievement of certain sales milestones, and $5,469 of future research and development payments. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to an additional 1,650 shares of Common Stock upon the achievement of certain development milestones relating to mozenavir dimesylate acquired in the acquisition of Avid Corporation ("Avid"). Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $54,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements. Under the terms of the Company's license agreements, the Company was reimbursed $265 in 1999 associated with certain development work. In addition, the Company has option agreements that allow it to obtain licenses on additional drug candidates in the future.

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

         At December 31, 2000, 1999 and 1998, the Company had net operating loss carryforwards of approximately $265,279, $155,344 and $91,866, respectively, and research credit carryforwards of approximately $10,895, $8,249 and $6,072, respectively, which will expire in years 2006 to 2020. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership" provisions under Section 382 of the Internal Revenue Code.

         In connection with the acquisition of Avid, the Company acquired transferable net operating loss carryforwards, research and development credits and capitalized start-up costs which may be used to offset certain future income. Net operating loss carryforwards associated with Avid will have an annual limitation on the amount available to reduce certain future taxable income.


         The components of deferred taxes are as follows:

                                                                                    DECEMBER 31,
                                                              -----------------------------------------------------
                                                                    2000                1999               1998
                                                              ----------------    ----------------   --------------
Loss carryforwards..........................................  $      104,918      $       61,439     $       36,480
Deferred revenue............................................           9,658               9,887                 --
Research tax credit.........................................          10,895               8,249              6,072
License fees................................................           7,805               7,347              4,062
Accrued liabilities and reserves............................           3,181               2,912                481
Start-up costs..............................................             567                 907              1,253
                                                              ----------------    ----------------   --------------
Deferred tax assets.........................................         137,024              90,741             48,348
Deferred tax assets valuation allowance.....................        (137,024)            (90,741)           (48,348)
                                                              ----------------    ----------------   ---------------
         Net deferred tax asset.............................  $           --      $           --     $           --
                                                              ================    ================   ==============

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.      AVID ACQUISITION

         On August 28, 1997, the Company acquired Avid in a merger accounted for as a purchase transaction. Pursuant to the merger agreement, Triangle issued 400 shares of Common Stock in exchange for all outstanding capital stock of Avid. Triangle also agreed to issue up to 2,100 additional shares of Common Stock, the issuance of 1,600 shares of which was contingent upon Triangle initiating pivotal Phase II clinical trials with mozenavir dimesylate before February 28, 1999 (the "DMP Milestone Date"), or electing on or before that date to continue the development of mozenavir dimesylate even if such clinical trials have not been initiated. In connection with the acquisition, the Company incurred a charge of $11,261 for acquired in-process research and development. In February 1999, the Company and representatives of the former stockholders of Avid extended the DMP Milestone Date until February 28, 2000. As consideration for this extension, the Company agreed to issue 100 of the 1,600 contingent shares of Common Stock in 1999 and recorded an additional purchased research and development charge of $1,247. In March 2000, the Company and representatives of the former stockholders of Avid agreed to further extend the DMP Milestone Date until August 28, 2001. As consideration for this extension, the Company agreed to issue 400 of the then remaining 1,600 contingent shares of Common Stock in 2000, and to increase the remaining number of contingent shares by 50. Issuance of the 400 shares resulted in an additional purchased research and development charge of $5,350 as the drug candidate remained at an early stage of development (Phase I/II). The remaining 500 of the 1,650 shares are contingent upon the obtainment of additional development milestones. Issuance of any of these contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency. The operating results of Avid have been included in the Company's consolidated financial statements from its acquisition. Avid's principal asset consisted of worldwide license rights to mozenavir dimesylate, a protease inhibitor for the treatment of human immunodeficiency virus infection.

11.      STRATEGIC ALLIANCE WITH ABBOTT LABORATORIES

         In August 1999, the Company completed a worldwide strategic alliance with Abbott for six antiviral compounds. Pursuant to terms of the Abbott Alliance, Triangle and Abbott will collaborate with respect to the clinical development, registration, distribution and marketing of various proprietary pharmaceutical products for the prevention and treatment of HIV and hepatitis B virus. In the United States, Triangle and Abbott will co-promote four Triangle products currently in active development for HIV and/or hepatitis B, Coviracil, Coactinon, DAPD and clevudine, and Abbott's two HIV protease inhibitors, Norvir (R) (ritonavir) and Kaletra(TM) (lopinavir/ritonavir). Outside the United States, Abbott will have exclusive sales and marketing rights for the four Triangle antiviral compounds. Triangle and Abbott will share profits and losses for the four Triangle drug candidates. Triangle will receive detailing fees and commissions on incremental sales we generate for Abbott's protease inhibitors. In addition, Abbott has the right of first discussion to market future Triangle compounds. The Abbott Alliance provided for non-contingent research and development reimbursement of $31,714, $25,000 of which was received in December 1999 and $6,714 was received in January 2000, and up to $185,000 of contingent development milestone payments and the sharing of future commercialization costs. In addition, Abbott initially purchased approximately 6,571 shares of Triangle Common Stock at $18.00 per share which resulted in net proceeds to the Company of $115,861, as has subsequently purchased another 67 shares which resulted in net proceeds of $407. The Abbott Alliance provides access to Abbott's international and domestic infrastructure to market and distribute products receiving regulatory approval, global manufacturing capabilities, drug development assistance, United States co-promotion rights to two Abbott compounds, as well as financial support to help fund the continued development of our portfolio of drug candidates.

12.      RELATED PARTY TRANSACTIONS

         The Company has two outside directors on its Board which are affiliated with companies with which Triangle conducts business operations. One director is affiliated with Abbott and the other has an ownership interest in various companies that Triangle has utilized, and continues to utilize, in the completion of its clinical and preclinical studies. As of December 31, 2000 and 1999, the Company had accounts payable outstanding to these

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.      RELATED PARTY TRANSACTIONS (CONTINUED)

companies performing clinical and pre-clinical services of approximately $1,631 and $1,145, respectively, and incurred approximately $5,012, $2,763 and $1,475 during 2000, 1999 and 1998, respectively, in development expense for services.

         In association with the Abbott Alliance, the Company utilizes Abbott for assistance primarily in drug development and manufacture and shares expenses under a profit and loss calculation for the four Triangle products in the Abbott Alliance. Accordingly, the Company had accounts payable of $6,005 and $571 at December 31, 2000 and 1999, respectively, and had incurred approximately $18,388 and $4,676 during 2000 and 1999, respectively, for development services performed by Abbott. Under the profit and loss calculation, the Company had a receivable of $413 and $1,156 at December 31, 2000 and 1999, respectively, and accordingly 2000 and 1999 marketing expense was reduced by $1,416 and $1,518, respectively, thereby reducing selling, general and administrative expenses. The Company recognized $7,294 of collaborative revenue during the year ended December 31, 2000.

13.      STOCKHOLDER RIGHTS PLAN

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

14.      COMMITMENTS AND CONTINGENCIES

         The Company is indirectly involved in several opposition and interference proceedings and two lawsuits filed in Australia regarding the patent rights related to two of its licensed drug candidates. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. In one of these patent opposition proceedings, on November 8, 2000, the Australian Patent Office held that several patent claims of Emory University directed to DAPD are not patentable over an earlier opposing patent. Emory University has appealed this decision of the Australian Patent Office to the Australian Federal Court. If Emory University and the Company are unsuccessful in the appeal, then the Company will not be able to sell DAPD in Australia without a license, which may not be available on reasonable terms or at all. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow.

         The Company enters into contractual arrangements regarding clinical and toxicology studies in the development of its drug candidates. At December 31, 2000, the Company estimates its commitment to be approximately $39,500 under these agreements; however, this estimate is dependent upon the results of the underlying studies and certain other variable components. Additionally, the Company has entered into agreements with third parties to provide drug substance to satisfy its drug development requirements and to provide for the potential commercial launch of its drug candidates. At December 31, 2000, the Company estimates its commitment for drug substance to be approximately $14,500. Similar to the clinical and toxicology studies commitment, this estimate is subject to a number of variables that may result in the actual obligation differing from management's estimate.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


15.      SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)


                                             2000                                             1999
                       -----------------------------------------------  -----------------------------------------------
                         FIRST       SECOND       THIRD       FOURTH      FIRST       SECOND       THIRD       FOURTH
                         QUARTER     QUARTER     QUARTER      QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                         -------     -------     -------      -------     -------     -------     -------     -------
Revenues...........    $   1,982   $   1,824   $   1,744    $   1,744   $      --   $      --   $      --    $      --
Loss from .........
   Operations......      (33,662)    (28,752)    (27,780)     (26,656)    (19,901)    (33,509)    (24,510)     (33,266)
Net Loss...........      (31,386)    (26,758)    (26,057)     (25,325)    (18,431)    (32,429)    (22,563)     (31,198)
Basic and Diluted
   Loss per
   Common Share....       (0.83)      (0.70)      (0.68)       (0.66)      (0.64)      (1.08)      (0.64)       (0.83)


16.      SUBSEQUENT EVENT (UNAUDITED)

         In January 2001, the Company entered into definitive purchase agreements with a limited number of qualified institutional buyers and large institutional accredited investors for the sale of 7,700 shares of Common Stock at $6.00 per share for gross proceeds totaling $46,200. The closing of the Common Stock sale will occur within three business days of the date the SEC confirms its willingness to declare effective the resale registration statement, initially filed February 2, 2001, in connection with the financing. Net proceeds are expected to be approximately $43,475. Abbott and another related party are participating in this financing and have agreed to purchase 1,300 and 1,500 shares of Common Stock, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

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

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

         The information under the heading "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

         The information under the headings "Principal Stockholders" and "Common Stock Ownership of Directors and Management," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------
         The information under the heading "Certain Relationships and Related Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

(a)      (1)      Financial Statements

         The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 50.

         (2)      Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         On November 3, 2000, we filed a current report on Form 8-K dated November 2, 2000 announcing our completion of an equity financing agreement with Ramius Securities, LLC. This Facility enables Triangle to periodically issue and sell up to $100.0 million of our Common Stock during 15-trading day selling periods over a three-year term.

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

10.62 Rights Agreement, dated as of February 1, 1999, between the Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Shares as Exhibit C (filed as Exhibit 4 to the Company's Form 8-K filed February 10,
              1999).

10.63 Form of Employment Agreement among the Company and each officer of the Company. (filed as Exhibit 10.63 to the Company's Form 10-K filed March 19, 1999).

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

10.80 Amendment Number Two to the Agreement and Plan of Reorganization by and among the Company, Avid Corporation and Forrest H. Anthony, Alan G. Walton and Marcia T. Bates as Securityholder Agent, dated as of March 24, 2000 (filed as Exhibit 10.1 to the Company's Form 10-Q filed May 15, 2000).

10.81 Amendment Number Two to the Agreement and Plan of Merger by and among the Company, Avid Corporation and Forrest H. Anthony, Alan
              G. Walton and Marcia T. Bates as Securityholder Agent, dated as of March 24, 2000 (filed as Exhibit 10.2 to the Company's Form 10-Q filed May 15, 2000).

10.82 Amendment Number One to Declaration of Registration Rights by and among the Company, Avid Corporation and Forrest H. Anthony,
              Alan G. Walton and Marcia T. Bates as Securityholder Agent, dated as of March 24, 2000 (filed as Exhibit 10.3 to the Company's Form 10-Q filed May 15, 2000).

10.83 Declaration of Registration Rights, dated as of June 30, 1997 (filed as Exhibit 10.4 to the Company's Form 10-Q filed May 15,
              2000).

10.84 License Agreement between Dynavax Technologies Corporation and the Company, dated as of March 31, 2000 (filed as Exhibit 10.5 to the Company's Form 10-Q filed May 15, 2000).

10.85 Stand-by Purchase Agreement between Ramius Capital Group, LLC and the Company dated as of November 1, 2000 (filed as Exhibit 10.1 to the Company's Form 8-K filed on November 3, 2000).

10.86 Common Stock Underwriting Agreement between Ramius Securities, LLC and the Company dated as of November 1, 2000 (filed as Exhibit 1.1 to the Company's Form 8-K filed on November 3, 2000).

10.87 First Amendment to License Agreement between Emory University, the University of Georgia Research Foundation, Inc. and the Company, dated July 10, 2000 (filed as Exhibit 10.1 to the Company's Form 10-Q filed November 14, 2000).

10.88 Second Amendment to License Agreement between Emory University and the Company, dated July 10, 2000 (filed as Exhibit 10.2 to the Company's Form 10-Q filed November 14, 2000).

10.89 Collaboration and License Agreement between Arrow Therapeutics Limited and the Company, dated July 15, 2000 (filed as Exhibit
              10.3 to the Company's Form 10-Q filed November 14, 2000).

10.90 Amendment to License Agreement between Bukwang Pharm. Ind. Co., Ltd. and the Company, dated September 5, 2000 (filed as Exhibit
              10.4 to the Company's Form 10-Q filed November 14, 2000).

10.91 First Amendment to Employment Agreement between Carolyn Underwood and the Company, dated April 12, 2000.

10.92 Employment Agreement between Dr. David W. Barry and the Company, dated November 23, 2000.

+10.93 Amendment to License Agreement between Mitsubishi-Tokyo Pharmaceuticals, Inc. and the Company, dated January 1, 2001.

10.94         Form of Common Stock Purchase Agreement, dated January 30, 2001.

+10.95 Amendment to Co-Promotion Agreement between Abbott Laboratories and the Company, dated February 12, 2001.

11.1          Computation of Net Loss Per Common Share.

23.1          Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1          Power of Attorney.  Reference is made to page 77.


----------


(a) Incorporated by reference to the same-numbered exhibit to the Company's Registration statement on Form S-1 filed September 9, 1996.

(+) Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SUPPLEMENTAL INFORMATION

Copies of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders and copies of the form of proxy to be used for such Annual Meeting will be furnished to the SEC prior to the time they are distributed to the Registrant's stockholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2001                 TRIANGLE PHARMACEUTICALS, INC.


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


             SIGNATURE                                       TITLE                                 DATE
             ---------                                       -----                                 ----

/s/ David W. Barry                                 Chairman of the Board and                February 26, 2001
--------------------------------                    Chief Executive Officer
David W. Barry                                   (Principal Executive Officer)


/s/ Chris A. Rallis                     Director, President and Chief Operating Officer     February 26, 2001
--------------------------------
Chris A. Rallis


/s/ Robert F. Amundsen, Jr.                       Executive Vice President and              February 26, 2001
--------------------------------                    Chief Financial Officer
Robert F. Amundsen, Jr.                   (Principal Financial and Accounting Officer)


/s/ Anthony B. Evnin                                        Director                        February 26, 2001
--------------------------------
Anthony B. Evnin


/s/ Standish M. Fleming                                     Director                        February 26, 2001
--------------------------------
Standish M. Fleming


/s/ Dennis B. Gillings                                      Director                        February 26, 2001
--------------------------------
Dennis B. Gillings


/s/ Arthur J. Higgins                                       Director                        February 26, 2001
--------------------------------
Arthur J. Higgins


/s/ Henry G. Grabowski                                      Director                        February 26, 2001
--------------------------------
Henry G. Grabowski


/s/ George McFadden                                         Director                        February 26, 2001
--------------------------------
George McFadden