Form 10-Q
period 2001-03-31
TRIANGLE PHARMACEUTICALS INC
filed 2001-05-10
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      As of March 31, 2001, there were 46,363,918 shares of Common Stock and 200,000 shares of Series B Preferred Stock outstanding.

                         Triangle Pharmaceuticals, Inc.

                                Table of Contents

Part I. Financial Information

                                                                        Page No.
                                                                        --------

      Item 1. Financial Statements

            Condensed Consolidated Balance Sheets -
                  March 31, 2001 (unaudited) and December 31, 2000............ 3

            Condensed Consolidated Statements of Operations (unaudited) -
                  Three Months Ended March 31, 2001 and March 31, 2000
                  and Period From Inception (July 12, 1995) Through
                  March 31, 2001.............................................. 4

            Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Three Months Ended March 31, 2001 and March 31, 2000 and Period From Inception (July 12, 1995) Through March
                  31, 2001.................................................... 5

            Condensed Consolidated Statements of Stockholders' Equity -
                  Period From Inception (July 12, 1995) Through
                  March 31, 2001 (unaudited)................................ 6-7

            Notes to Condensed Consolidated Financial Statements
                  (unaudited)............................................... 8-9

      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 10-26

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 27

Part II. Other Information

      Item 2. Changes in Securities and Use of Proceeds...................... 28

      Item 6. Exhibits and Reports on Form 8-K............................... 29

      Signatures............................................................. 30

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                         Triangle Pharmaceuticals, Inc.
                         (A Development Stage Company)
                     Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                             March 31,   December 31,
Assets                                                                          2001         2000
------                                                                       ---------   ------------
                                                                            (unaudited)
Current assets:
      Cash and cash equivalents ..........................................   $  63,586    $  14,055
      Investments ........................................................      15,988       39,472
      Interest receivable ................................................         728        1,081
      Receivable from collaborative partner ..............................         317          413
      Prepaid expenses ...................................................       1,285          543
                                                                             ---------    ---------
         Total current assets ............................................      81,904       55,564
Property, plant and equipment, net .......................................       5,916        6,093
Investments ..............................................................       8,882        9,404
                                                                             ---------    ---------

         Total assets ....................................................   $  96,702    $  71,061
                                                                             =========    =========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
      Accounts payable ...................................................   $   7,354    $   9,580
      Payable to collaborative partner ...................................          --        6,005
      Capital lease obligation-current ...................................           3            7
      Accrued expenses ...................................................      20,831       17,268
      Deferred revenue ...................................................       6,977        6,977
                                                                             ---------    ---------
         Total current liabilities .......................................      35,165       39,837
Deferred revenue .........................................................      15,699       17,443
                                                                             ---------    ---------
         Total liabilities ...............................................      50,864       57,280
                                                                             ---------    ---------
Commitments and contingencies (See note 4 and note 6) ....................          --           --
Stockholders' equity:
      Convertible Preferred Stock, $0.001 par value; 5,000 shares
         authorized; 200 and 0 shares issued and outstanding, respectively          --           --
      Common Stock, $0.001 par value; 75,000 shares authorized;
         46,364 and 38,529 shares issued and outstanding, respectively ...          46           39
      Additional paid-in capital .........................................     399,358      344,550
      Accumulated deficit during development stage .......................    (353,827)    (330,969)
      Accumulated other comprehensive income .............................         261          161
                                                                             ---------    ---------
         Total stockholders' equity ......................................      45,838       13,781
                                                                             ---------    ---------

         Total liabilities and stockholders' equity ......................   $  96,702    $  71,061
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

                                                                     Period from
                                             Three        Three      Inception
                                             Months       Months   (July 12, 1995)
                                             Ended        Ended        Through
                                            March 31,    March 31,    March 31,
                                              2001         2000         2001
                                            ---------    ---------    ---------
Revenue:
   Collaborative revenue ................   $   1,744    $   1,982    $   9,039

Operating expenses:
   License fees .........................       1,095          378       25,967
   Development ..........................      21,839       27,190      290,863
   Purchased research and development ...          --        5,350       17,858
   Selling, general and administrative ..       2,708        2,726       51,654
                                            ---------    ---------    ---------
     Total operating expenses ...........      25,642       35,644      386,342
                                            ---------    ---------    ---------

Loss from operations ....................     (23,898)     (33,662)    (377,303)
Interest income, net ....................       1,040        2,276       23,476
                                            ---------    ---------    ---------

Net loss ................................   $ (22,858)   $ (31,386)   $(353,827)
                                            =========    =========    =========

Basic and diluted net loss per common
   share ................................   $   (0.55)   $   (0.83)
                                            =========    =========
Shares used in computing basic and
   diluted net loss per common share ....      41,288       37,625
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                    Period from
                                                            Three        Three      Inception
                                                            Months       Months   (July 12, 1995)
                                                            Ended        Ended        Through
                                                           March 31,    March 31,    March 31,
                                                             2001         2000         2001
                                                           ---------    ---------    ---------
Cash flows from operating activities:
Net loss ...............................................   $ (22,858)   $ (31,386)   $(353,827)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization .......................         500          417        4,741
   Purchased research and development ..................          --        5,350       17,858
   Stock-based compensation ............................          --          322        1,886
   Change in assets and liabilities:
     Receivables .......................................         449          474       (1,045)
     Prepaid expenses ..................................        (742)        (227)      (1,285)
     Accounts payable ..................................      (8,231)        (705)       7,354
     Accrued expenses ..................................       3,563        1,038       20,831
     Deferred revenue ..................................      (1,744)       4,733       22,676
                                                           ---------    ---------    ---------
Net cash used by operating activities ..................     (29,063)     (19,984)    (280,811)
                                                           ---------    ---------    ---------
Cash flows from investing activities:
   Sale of restricted deposits .........................          --           13           --
   Purchase of investments .............................      (1,385)     (57,731)    (311,894)
   Proceeds from sale and maturity of investments ......      25,491       72,216      287,285
   Purchase of property, plant and equipment ...........        (323)        (782)     (10,482)
   Acquisition of Avid Corporation, net of cash acquired          --           --       (3,053)
                                                           ---------    ---------    ---------
Net cash provided (used) by investing activities .......      23,783       13,716      (38,144)
                                                           ---------    ---------    ---------
Cash flows from financing activities:
   Sale of stock, net of related issuance costs ........      54,493          249      381,547
   Sale of options under salary investment option
     grant program .....................................          36           15          351
   Proceeds from stock options/warrants exercised ......         286          233          906
   Proceeds from notes payable .........................          --           --          374
   Equipment financing .................................          --           --          354
   Principal payments on capital lease obligations
     and notes payable .................................          (4)         (37)        (991)
                                                           ---------    ---------    ---------
Net cash provided by financing activities ..............      54,811          460      382,541
                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ...      49,531       (5,808)      63,586
Cash and cash equivalents at beginning of period .......      14,055       58,486           --
                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period .............   $  63,586    $  52,678    $  63,586
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

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                         Convertible
                                       Preferred Stock                         Common Stock       Additional
                                    ----------------------                 ---------------------    Paid-In    Accumulated
                                      Shares       Amount      Warrants      Shares      Amount     Capital      Deficit
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Initial sale of stock ...........         933    $       1    $      --        1,175   $       1   $     710    $      --
Additional sale of stock ........       4,249            4           --        1,495           2       3,137           --
Stock-based compensation ........          --           --           --           --          --          12           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --         (967)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1995 ......       5,182            5           --        2,670           3       3,859         (967)
Sale of stock ...................       3,756            4           --        4,943           5      59,506           --
Stock-based compensation ........          --           --          152          700           1       1,127           --
Stock options exercised .........          --           --           --          317          --          57           --
Conversion of Preferred to
  Common Stock ..................      (8,938)          (9)          --        8,938           9          --           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --      (10,917)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1996 ......          --           --          152       17,568          18      64,549      (11,884)
Sale of stock ...................          --           --           --        2,014           2      29,521           --
Acquisition of Avid Corp. .......          --           --           --          400          --       8,117           --
Sale of stock options ...........          --           --           --           --          --          70           --
Stock-based compensation ........          --           --          (38)          --          --          --           --
Stock options exercised .........          --           --           --           13          --           3           --
Comprehensive loss:
  Net loss ......................          --           --           --           --          --          --      (37,668)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1997 ......          --           --          114       19,995          20     102,260      (49,552)
Sale of stock ...................         170           --           --        8,868           9     116,325           --
Sale of stock options ...........          --           --           --           --          --          97           --
Stock-based compensation ........          --           --           --           --          --          --           --
Stock options exercised .........          --           --           --            8          --           1           --
Comprehensive loss:
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --      (67,271)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1998 ......         170           --          114       28,871          29     218,683     (116,823)
Sale of stock ...................          --           --           --        6,605           7     116,211           --
Sale of stock options ...........          --           --           --           --          --          95           --
Stock-based compensation ........          --           --           --            6          --         101           --
Stock options/warrants exercised           --           --         (114)         296          --         479           --
Conversion of Preferred to
  Common Stock ..................        (170)          --           --        1,700           2          (2)          --
Purchased in-process research and
  development costs .............          --           --           --          100          --       1,247           --
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..          --           --           --           --          --          --           --
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --     (104,621)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 1999 ......          --    $      --    $      --       37,578   $      38   $ 336,814    $(221,444)
(Continued)

                                                   Accumulated
                                    Comprehensive     Other
                                        Income     Comprehensive    Deferred
                                        (Loss)     Income/(Loss)  Compensation    Total
                                      ---------      ---------     ---------    ---------
Initial sale of stock ...........     $              $      --     $      --    $     712
Additional sale of stock ........                           --            --        3,143
Stock-based compensation ........                           --           (12)          --
Comprehensive loss:
  Net loss ......................          (967)            --            --         (967)
                                      ---------      ---------     ---------    ---------
Balance, December 31, 1995 ......          (967)            --           (12)       2,888
Sale of stock ...................                           --            --       59,515
Stock-based compensation ........                           --          (141)       1,139
Stock options exercised .........                           --           (26)          31
Conversion of Preferred to
  Common Stock ..................                           --            --           --
Comprehensive loss:
  Net loss ......................       (10,917)            --            --      (10,917)
                                      ---------      ---------     ---------    ---------
Balance, December 31, 1996 ......       (10,917)            --          (179)      52,656
Sale of stock ...................                           --            --       29,523
Acquisition of Avid Corp. .......                           --            --        8,117
Sale of stock options ...........                           --            --           70
Stock-based compensation ........                           --            48           10
Stock options exercised .........                           --             6            9
Comprehensive loss:
  Net loss ......................       (37,668)            --            --      (37,668)
                                      ---------      ---------     ---------    ---------
Balance, December 31, 1997 ......       (37,668)            --          (125)      52,717
Sale of stock ...................                           --            --      116,334
Sale of stock options ...........                           --            --           97
Stock-based compensation ........                           --            48           48
Stock options exercised .........                           --             7            8
Comprehensive loss:
  Change in unrealized
    gains/(losses) on investments            18             18            --           18
  Net loss ......................       (67,271)            --            --      (67,271)
                                      ---------      ---------     ---------    ---------
Balance, December 31, 1998 ......       (67,253)            18           (70)     101,951
Sale of stock ...................                           --            --      116,218
Sale of stock options ...........                           --            --           95
Stock-based compensation ........                           --            58          159
Stock options/warrants exercised                            --            12          377
Conversion of Preferred to
  Common Stock ..................                           --            --           --
Purchased in-process research and
  development costs .............                           --            --        1,247
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..           (21)           (21)           --          (21)
  Change in unrealized
    gains/(losses) on investments          (132)          (132)           --         (132)
  Net loss ......................      (104,621)            --            --     (104,621)
                                      ---------      ---------     ---------    ---------
Balance, December 31, 1999 ......     $(104,774)     $    (135)    $      --    $ 115,273
(Continued)

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                         Convertible
                                       Preferred Stock                         Common Stock       Additional
                                    ----------------------                 ---------------------    Paid-In    Accumulated
                                      Shares       Amount      Warrants      Shares      Amount     Capital      Deficit
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
(Continued)
Sale of stock ...................          --    $      --    $      --          326   $       1   $   1,608    $      --
Sale of stock options ...........          --           --           --           --          --          52           --
Stock-based compensation ........          --           --           --           --          --         348           --
Stock options/warrants exercised           --           --           --          225          --         378           --
Purchased in-process research and
  development costs .............          --           --           --          400          --       5,350           --
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..          --           --           --           --          --          --           --
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --     (109,525)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, December 31, 2000 ......          --           --           --       38,529          39     344,550     (330,969)
(Unaudited)
Sale of stock ...................         200           --           --        7,724           7      54,486           --
Sale of stock options ...........          --           --           --           --          --          36           --
Stock options/warrants exercised           --           --           --          111          --         286           --
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..          --           --           --           --          --          --           --
  Change in unrealized
    gains/(losses) on investments          --           --           --           --          --          --           --
  Net loss ......................          --           --           --           --          --          --      (22,858)
                                    ---------    ---------    ---------    ---------   ---------   ---------    ---------
Balance, March 31, 2001 .........         200    $      --    $      --       46,364   $      46   $ 399,358    $(353,827)
                                    =========    =========    =========    =========   =========   =========    =========

                                                   Accumulated
                                    Comprehensive     Other
                                        Income     Comprehensive    Deferred
                                        (Loss)     Income/(Loss)  Compensation    Total
                                      ---------      ---------     ---------    ---------
(Continued)
Sale of stock ...................                    $      --     $      --    $   1,609
Sale of stock options ...........                           --            --           52
Stock-based compensation ........                           --            --          348
Stock options/warrants exercised                            --            --          378
Purchased in-process research and
  development costs .............                           --            --        5,350
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..     $     133            133            --          133
  Change in unrealized
    gains/(losses) on investments           163            163            --          163
  Net loss ......................      (109,525)            --            --     (109,525)
                                      ---------      ---------     ---------    ---------
Balance, December 31, 2000 ......      (109,229)           161            --       13,781
(Unaudited)
Sale of stock ...................                           --            --       54,493
Sale of stock options ...........                           --            --           36
Stock options/warrants exercised                            --            --          286
Comprehensive loss:
  Reclassification adjustment for
    gains/(losses) in net loss ..            (4)            (4)           --           (4)
  Change in unrealized
    gains/(losses) on investments           104            104            --          104
  Net loss ......................       (22,858)            --            --      (22,858)
                                      ---------      ---------     ---------    ---------
Balance, March 31, 2001 .........     $ (22,758)     $     261     $      --    $  45,838
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

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Triangle Pharmaceuticals, Inc. and its wholly-owned subsidiary (the "Company" or "Triangle") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3. Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three month periods ended March 31, 2001 and 2000, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4. Licensing Agreements

      As of March 31, 2001, the Company has multiple license agreements for its drug candidates as well as collaborative agreements with specific third parties to assist in the identification and development of other novel drug candidates. In the aggregate, these agreements may require future payments of up to $90,500 contingent upon the achievement of certain development milestones, up to $30,000 upon the achievement of certain sales milestones, and $4,879 of future research and development payments. One of the Company's licensors has the option to receive $2,000 of such future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue up to an additional 1,650 shares of Common Stock upon the achievement of certain development milestones relating to mozenavir dimesylate acquired in the acquisition of Avid Corporation. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $54,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements. In addition, the Company has option agreements that allow it to obtain licenses on additional drug candidates in the future.

                         Triangle Pharmaceuticals, Inc.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

5. Equity Financings

      In January 2001, the Company entered into definitive purchase agreements with a limited number of qualified institutional buyers and large institutional accredited investors for the sale of 7,700 shares of Common Stock at $6.00 per share for net proceeds totaling $43,475. The closing of the Common Stock sale occurred on March 1, 2001. Abbott Laboratories and another related party, which Triangle utilizes in the completion of its clinical and preclinical studies, participated in this financing purchasing 1,300 and 1,500 shares of Common Stock, respectively. As part of this transaction, the Company filed a registration statement covering the resale of these shares which the SEC declared effective on February 27, 2001.

      Additionally, the Company completed the sale of 200 shares of convertible Series B Preferred Stock for $60.00 per share in a private offering to a small number of qualified institutional buyers and large institutional accredited investors on March 9, 2001. The total net proceeds of this offering were approximately $10,900. Dividend rights are $5.00 per share on all preferred shares that remain outstanding after August 15, 2001 and will be payable, at the Company's option, in cash or Common Stock. The conditional dividend, if applicable, is payable at the time of conversion to Common Stock. Each share of Preferred Stock will convert into ten shares of Common Stock at the earlier of stockholder approval of the terms of the sale of the Series B Preferred Stock or March 9, 2002, the first anniversary of the date the Preferred Stock was issued. Each share of Preferred Stock is entitled to cast ten votes on any matter presented to the stockholders. Except for the conditional dividend, the holders of the Series B Preferred Stock have no preferential rights to dividends or distributions.

6. Contingencies

      The Company is indirectly involved in several opposition and interference proceedings and two lawsuits filed in Australia regarding the patent rights related to two of its licensed drug candidates. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. In one of these patent opposition proceedings, on November 8, 2000, the Australian Patent Office held that several patent claims of Emory University directed to amdoxovir, (formerly known as DAPD) are not patentable over an earlier opposing patent. Emory University has appealed this decision of the Australian Patent Office to the Australian Federal Court. If Emory University and the Company are unsuccessful in the appeal, then the Company will not be able to sell amdoxovir in Australia without a license, which may not be available on reasonable terms or at all. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" as no amounts have been capitalized related to these drug candidates. However, any development in these proceedings adverse to the Company's interests could have a material adverse effect on the Company's future consolidated financial position, results of operations and cash flow.

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

      The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2000 Annual Report on Form 10-K as well as with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

      Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for our drug candidates, raising working capital and developing our drug candidates. We have not received any revenues from the sale of products and do not believe it likely that any of our drug candidates will be commercially available until at least the year 2002. As of March 31, 2001, our accumulated deficit was approximately $353.8 million.

      We require substantial working capital to fund the development and potential commercialization of our drug candidates. We will require significant expenditures to fund pre-clinical testing, clinical research studies, drug synthesis and manufacturing, license obligations, development of a sales and marketing infrastructure and ongoing administrative support before receiving regulatory approvals for our drug candidates. These approvals may be delayed or not granted at all. We have been unprofitable since our inception and expect to incur substantial losses for at least the next several years. Because of the nature of our business, we expect that losses will fluctuate from period to period and that fluctuations may be substantial. See "--Risk and Uncertainties-- We have incurred losses since inception and may never achieve profitability."

      You should consider the operating and financial risks associated with drug development activities when evaluating our prospects. To address these risks we must, among other things, successfully develop and commercialize our drug candidates, secure and maintain all necessary proprietary rights, respond to a rapidly changing competitive market, obtain additional financing and continue to attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks. See "--Risk and Uncertainties-- All of our product candidates are in development and may never be successfully commercialized which would have an adverse impact on your investment and our business" and "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we will have to curtail or cease operations."

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

Results of Operations

Collaborative Revenue

      Revenue totaled $1.7 million for the three months ended March 31, 2001 as compared to $2.0 million for the same period in 2000. Revenue is solely related to collaborative revenue associated with our strategic alliance with Abbott Laboratories, Abbott, and arises from $31.7 million of non-contingent research and development expense reimbursement which is being amortized over the anticipated research and development arrangement period. The decrease in collaborative revenue in 2001 reflects an extension of the development period for which collaborative revenue is amortized from 2000.

License Fees

      License fees totaled $1.1 million for the three months ended March 31, 2001 as compared to $378,000 for the same period in 2000. License fees in the first quarter of 2001 and 2000 relate to the recognition of milestone obligations and/or preservation fees under our license and option agreements for our portfolio of drug candidates. The increase in 2001, as compared to 2000, is related to the timing and magnitude of milestone obligations and preservation payments under our license and option agreements for our portfolio of drug candidates. Future license fees may consist of milestone payments or preservation payments under existing licensing or option agreements, the amount of which could be substantial and the timing of which will depend on a number of factors that we cannot predict. These factors include, among others, the success of our drug development programs and the extent to which we may in-license additional drug candidates.

Development Expenses

      Development expenses totaled $21.8 million for the three months ended March 31, 2001 as compared to $27.2 million for the same period in 2000. Development expenses in 2001 consisted primarily of expenses for clinical trials, drug synthesis, employee compensation, consultation and preclinical testing. Development expenses in 2000 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, and preclinical testing. The decrease in development expenses for the three month period ended March 31, 2001, as compared to the three month period ended March 31, 2000, is primarily the result of reduced spending for manufacturing and related costs for Coactinon(R) and Coviracil(R). Approximately 83% of our first quarter development expenses were focused on Coviracil, amdoxovir, formerly known as DAPD, and Coactinon. Our future development expenses will depend on results of clinical and preclinical activities, availability of capital to fund multiple drug candidate development programs and direction by regulatory agencies. Accordingly, development expenses may fluctuate from period to period and such fluctuations may be significant. In addition, if we in-license or otherwise acquire rights to additional drug candidates, development expenses may increase.

Purchased Research and Development Expense

      There was no purchased research and development expense in the three months ended March 31, 2001, as compared to $5.4 million for the three months ended March 31, 2000. In 2000, we issued 400,000 shares of common stock associated with the 1997 acquisition of Avid Corporation, Avid, as consideration to the former Avid stockholders for extending the payment date of certain contingent consideration from February 28, 2000 to August 28, 2001. The in-process research and development charge was based on the fair market value of our common stock at the date on which the extension was granted and relates to the drug candidate mozenavir dimesylate.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $2.7 million for the three months ended March 31, 2001 and 2000. Selling, general and administrative expenses in both 2001 and 2000 consisted primarily of employee compensation, amounts paid for outside professional services and rent expense. Our selling, general and administrative expenses may fluctuate from period to period and such fluctuations may be significant. Future selling, general and administrative expenses will depend on the level of our future development activities and whether we continue to develop our sales and marketing organization.

Interest Income, Net

      Net interest income totaled $1.0 million for the three months ended March 31, 2001 as compared to $2.3 million for the same period in 2000. The decrease in interest income is due primarily to a much smaller average investment balance offset by higher low-risk, short-term interest rates in the first quarter of 2001. Future interest income will depend on our future cash and investment balances and the return on these investments. See "--Liquidity and Capital Resources."

Liquidity and Capital Resources

      We have financed our operations since inception (July 12, 1995) through March 31, 2001 primarily with the net proceeds received from private placements of equity securities, which provided aggregate net proceeds of approximately $166.3 million, and from initial and secondary public offerings, which provided aggregate net proceeds of approximately $96.8 million, as well as net proceeds from the completion of our strategic alliance with Abbott, the Abbott Alliance, including net proceeds from the sale of common stock and non-contingent research and development reimbursement, of approximately $147.7 million. In November 2000, we entered into a $100.0 million Firm Underwritten Equity Facility, the Facility, that provides us the ability to sell our common stock in the public market through November 2003. To date, we have raised approximately $807,000 in net proceeds from this Facility.

      At March 31, 2001, we had net working capital of $46.7 million, an increase of approximately $31.0 million over December 31, 2000. The increase in working capital is principally the result of our two separate March 2001 private placements offset by use of funds for our normal operating expenses. Our principal source of liquidity at March 31, 2001, was $63.6 million in cash and cash equivalents, $22.9 million in investments which are considered "available-for-sale," and $2.0 million of strategic corporate investments, reflecting a $25.5 million increase of cash, cash equivalent and investment balances over those at December 31, 2000.

      Our working capital requirements may fluctuate in future periods as we fund our drug development programs, pay obligations under our license and/or option agreements, continue the future development of our sales and marketing organization, acquire drug substance from third party manufacturers and incur other selling, general and administrative expenditures necessary to support our operations. The amount of our future working capital requirements will depend on many factors, including the efficiency of manufacturing processes developed on our behalf by third parties, the cost of drugs supplied by third party contractors, including Abbott, the success of our drug development programs, the magnitude and scope of these programs, the cost, timing and outcome of regulatory reviews, changes in regulatory requirements, the costs under the license and/or option agreements relating to our drug candidates, including the costs of obtaining patent protection for our drug candidates, the timing and the terms of the acquisition of any additional drug candidates, the rate of technological advances relevant to our operations, determinations as to the commercial potential of our drug candidates, the level of required administrative and legal support, the potential expansion of required facility space and the potential use of third party sales contractors.

      Amounts payable by us in the future under our existing license and research agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain approval to commercialize drug candidates and the commercial success of approved drugs. Our existing license and research agreements, as of March 31, 2001, may require future cash payments of up to $90.5 million contingent on the achievement of development milestones, up to $30.0 million on the achievement of sales milestones, and $4.9 million of future research and development payments. One of our licensors has the option to receive $2.0 million of future milestone payments in shares of common stock, based on the then current market price, in lieu of a cash payment. As of March 31, 2001, we are also obligated to issue up to an additional 1,650,000 shares of common stock on the achievement of development milestones relating to mozenavir dimesylate, which was acquired in the acquisition of Avid. Additionally, we will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees under our existing license agreements could range from $50,000 if only a single drug candidate is approved for one indication, to $54.5 million if all drug candidates are approved for all indications. In addition, we have option agreements that allow us to obtain licenses on additional drug candidates in the future. Exercise of these option agreements would increase our license obligations.

      We believe that our existing cash, cash equivalents and investments, and expected net proceeds raised under the Facility will be adequate to satisfy our anticipated working capital requirements through at least the first quarter of 2002, but expect that we will be required to raise additional capital to fund our future operations from remaining availability under the Facility, or through equity or debt financings from other sources. We cannot assure you that additional funding will be available on favorable terms from any of these sources or at all. See "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we will have to curtail or cease operations."

Equity Financings

      In January 2001, we entered into definitive purchase agreements with a limited number of qualified institutional buyers and large institutional accredited investors for the sale of 7.7 million shares of common stock at $6.00 per share for net proceeds totaling approximately $43.5 million. The closing of the common stock sale occurred on March 1, 2001 with Abbott and another related party, which Triangle utilizes in the completion of its clinical and preclinical studies, participating in this financing. Additionally, we closed the sale of 200,000 shares of convertible Series B preferred stock for $60.00 per share in a private offering to a small number of qualified institutional buyers and large institutional accredited investors on March 9, 2001. This sale yielded net proceeds of approximately $10.9 million. These preferred shares are convertible into ten shares of common stock at the earlier of our stockholders' approval of the issuance of the preferred shares or March 9, 2002. Holders of these preferred shares after August 15, 2001 are entitled to a $5.00 per share dividend, payable at Triangle's discretion in either cash or common stock at the time of conversion to common stock. Except for the conditional dividend, the holders of these preferred shares have no preferential rights to dividends or distributions.

Litigation and Other Contingencies

      As discussed below in "Risk and Uncertainties," we are indirectly involved in several patent opposition and adversarial proceedings and two lawsuits filed in Australia regarding the patent rights related to two of our licensed drug candidates, Coviracil and amdoxovir. Although we are not a named party in any of these proceedings, we are obligated to reimburse our licensors for legal expenses associated with these proceedings. In one of these patent opposition proceedings, on November 8, 2000, the Australian Patent Office held that several patent claims of Emory University, Emory, directed to amdoxovir are not patentable over an earlier BioChem Pharma, Inc., BioChem Pharma, patent. Emory has appealed this decision of the Australian Patent Office to the Australian Federal Court. If Emory, the University of Georgia Research Foundation, Inc., University of Georgia, or Triangle is unsuccessful in the appeal, then we will not be able to sell amdoxovir in Australia without a license from BioChem Pharma, which may not be available on reasonable terms or at all. We cannot predict the outcome of this or any of the other proceedings. We believe that an adverse judgment rendered against us would not result in a material financial obligation, nor would we have to recognize an impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" as no amounts have been capitalized related to our drug candidates. However, any development in these proceedings adverse to our interests, including any adverse development related to the patent rights licensed to us for these two drug candidates or our related rights or obligations, could have a material adverse effect on our business and future consolidated financial position, results of operations and cash flow.

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

      We formed Triangle in July 1995 and we have only a limited operating history for you to review in evaluating our business. We have incurred losses since our inception. At March 31, 2001, our accumulated deficit was $353.8 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so until at least the year 2002. In addition, we expect annual losses to increase over the next several years as a result of our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitable operations.

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

      We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. Although the Abbott Alliance provided us with significant additional funding, we cannot assure you that available sources of funds will be sufficient to meet our future needs. In addition, we cannot assure you that we will receive the contingent future research funding payments under the Abbott Alliance. Therefore, we may need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements or to modify the Abbott Alliance on terms that are not favorable to us. These collaborative arrangements or modifications could result in the transfer to third parties of rights that we consider valuable. In addition, we often consider the acquisition of technologies and drug candidates that would increase our working capital requirements.

      To facilitate our ability to raise additional equity capital, on November 1, 2000, we entered into the Facility pursuant to which we may be able to issue and sell up to $100.0 million of our common stock over the next three years. There are conditions and limitations on Ramius Securities, LLC's, Ramius', obligation to sell shares under the underwriting agreement and Ramius Capital Group, LLC's, Ramius Capital's, obligation to purchase shares under the purchase agreement. In particular, Ramius' and Ramius Capital's obligations are subject to share price and trading volume limitations which could reduce the number of shares of common stock they are obligated to sell or purchase, as the case may be, regardless of the number of shares of common stock we request to be sold. In some circumstances, such as an average trading price of less than $4.00 per share, they will have no obligation to sell or purchase our common stock, even if we request them to do so. In addition, we may elect not to sell shares of common stock if we believe that market conditions are unfavorable.

      For a period of 90 days from the effective date, February 27, 2001, of our registration statement filed in connection with our March 1, 2001 private placement, we will not, without the prior written consent of Banc of America Securities LLC be allowed to sell, contract to sell or otherwise dispose of or issue any of our securities, except pursuant to previously issued options, any agreements providing for anti-dilution or other share issuance rights, existing contractual obligations, any employee benefits or similar plans, any issuances to license holders, or any strategic alliances or joint ventures we may enter into. In addition, we will cause each of our officers and directors not to dispose of any of their equity securities of Triangle Pharmaceuticals, Inc. (other than securities acquired in the private placement) until May 29, 2001 without the prior written consent of Banc of America Securities LLC. We will not be able to issue any securities pursuant to our Facility until May 29, 2001.

Because our product candidates may not successfully complete clinical trials required for commercialization, our business may never achieve profitability.

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and the regulatory environment varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate, as occurred with mozenavir dimesylate, or could result in regulatory authorities refusing to approve the drug candidate for any and all targeted indications. In April 2000, the South African Medicines Control Council, MCC, terminated the enrollment in one of our phase III clinical studies, FTC-302, and the Food and Drug Administration, FDA, issued a clinical hold on the study for our drug candidate, Coviracil. Study FTC-302 was being conducted under a U.S. Investigational New Drug Application at sites in South Africa. The FDA indicated that study FTC-302 may not be adequate to provide pivotal data in support of a New Drug Application, NDA. In February 2001, we were notified by the FDA that the study would remain on clinical hold even though the study had been completed. Discussions with the MCC and FDA are continuing; however, the planned submission of an U.S. NDA for Coviracil may be significantly delayed. We, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Clinical trials may not demonstrate that our drug candidates are safe or effective.

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

      In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays, as occurred with Coactinon(R) and which may occur with Coviracil. In December 1999, the FDA advised that additional Phase III studies would be required to support an NDA submission for Coactinon. In July 2000, we presented data to the FDA from a completed phase II study, MKC-202, showing that a lower dose of 500 mg twice-a-day compared to the previous dose of 750 mg twice-a-day, provided similar antiviral activity and an enhanced tolerability profile in patients taking Coactinon. Based on the new data, in July 2000, the FDA advised that enrolling an additional 280 patients into an ongoing phase III study, MKC-401, at the lower dose of 500 mg twice-a-day would generate sufficient data for filing of an NDA should the results be positive. In August 2000, we announced our decision to continue the development of Coactinon. The enrollment of the additional 280 patients into study MKC-401 was completed in April 2001.

      Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. The FDA has notified us that three of our drug candidates for the treatment of HIV, Coviracil, Coactinon and amdoxovir, qualify for designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The fast track provisions are designed to expedite the review of new drugs intended to treat serious or life-threatening conditions and essentially codified the criteria previously established by the FDA for accelerated approval. These drug candidates may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

      There are significant risks regarding the patent rights of two of our in-licensed drug candidates. We may not be able to commercialize Coviracil or amdoxovir due to patent rights held by third parties other than our licensors. Third parties have filed numerous patent applications and have received numerous issued patents in the United States and many foreign countries that relate to these drug candidates and their use alone or in combination to treat HIV and hepatitis B. As a result, our patent position regarding the use of Coviracil and amdoxovir to treat HIV and/or hepatitis B is highly uncertain and involves numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize Coviracil and/or amdoxovir in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. In addition, even if any of these questions is favorably resolved, we may still attempt to obtain licenses from one or more third parties to reduce or eliminate the risks relating to some or all of these matters. Such licenses may not be available on acceptable terms or at all. Our inability to commercialize either of these drug candidates could adversely affect our business.

      Coviracil (emtricitabine)

      Coviracil, a purified form of FTC, belongs to the same general class of nucleosides as lamivudine. In the United States, the FDA has approved lamivudine for the treatment of hepatitis B and for use in combination with zidovudine, also known as AZT, for the treatment of HIV. Regulatory authorities have approved lamivudine for the treatment of hepatitis B and for use in combination with other nucleoside analogues for the treatment of HIV in a number of other countries. GlaxoSmithKline plc, formerly Glaxo Wellcome plc, Glaxo, currently sells lamivudine for the treatment of HIV and hepatitis B under a license agreement with BioChem Pharma. We obtained rights to Coviracil under a license from Emory. In 1990 and 1991, Emory filed in the United States and thereafter in numerous foreign countries patent applications with claims to compositions of matter and methods to treat HIV and hepatitis B with Coviracil. In 1991, Yale University, Yale, filed in the United States patent applications on FTC, including emtricitabine and its use to treat hepatitis B, and subsequently licensed its rights under those patent applications to Emory. Our license arrangement with Emory includes all rights to Coviracil and its uses claimed in the Yale patent applications.

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

      In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology. We believe that Emory filed patent applications disclosing Coviracil as a useful anti-HIV agent in many foreign countries before BioChem Pharma filed its foreign patent applications on that technology. However, BioChem Pharma has received patents in several foreign countries. In addition, BioChem Pharma has filed patent applications on Coviracil and its uses in certain countries in which Emory did not file patent applications. Emory has opposed or otherwise challenged patent claims on Coviracil granted to BioChem Pharma in Australia and Europe. Emory may not initiate patent opposition proceedings in any other countries or be successful in any foreign proceeding attempting to prevent the issuance of, revoke or limit the scope of patents issued to BioChem Pharma. BioChem Pharma has opposed patent claims on Coviracil granted to Emory in Europe, Japan, Australia and South Korea. BioChem Pharma may make additional challenges to Emory patents or patent applications, which Emory may not succeed in defending. Our sales, if any, of Coviracil for the treatment of HIV may be held to infringe United States and foreign patent rights of BioChem Pharma. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method. If it is determined that the sale of Coviracil for the treatment of HIV infringes a BioChem Pharma patent, we would not have the right to make, use or sell Coviracil for the treatment of HIV in one or more countries in the absence of a license from BioChem Pharma. We may be unable to obtain a license from BioChem Pharma on acceptable terms or at all.

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

      In addition, BioChem Pharma has filed in the United States and foreign countries several patent applications on manufacturing methods relating to a class of nucleosides that includes emtricitabine, from which BioChem Pharma has received several patents in the United States and many foreign countries. If we use a manufacturing method that is covered by patents issued on any of these applications, we will not be able to manufacture emtricitabine without a license from BioChem Pharma. We may not be able to obtain a license on acceptable terms or at all.

      Amdoxovir (formerly known as DAPD)

      We obtained our rights to amdoxovir under a license from Emory and the University of Georgia. Our rights to amdoxovir include a number of issued United States patents that cover composition of matter, a method for the synthesis of amdoxovir, methods for the use of amdoxovir alone or in combination with certain other agents for the treatment of hepatitis B, and a method to treat HIV with amdoxovir. We also have rights to several foreign patents and patent applications that cover methods for the use of amdoxovir alone or in combination with certain other anti-hepatitis B agents for the treatment of hepatitis B. Additional foreign patent applications are pending which contain claims for the use of amdoxovir to treat HIV. Emory and the University of Georgia filed patent applications claiming these inventions in the United States in 1990 and 1992. BioChem Pharma filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as amdoxovir and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The PTO issued a patent to BioChem Pharma in 1993 covering a class of nucleosides that includes amdoxovir and its use to treat HIV. Corresponding patents have been issued to BioChem Pharma in many foreign countries. Emory has filed an opposition to patent claims granted to BioChem Pharma by the European Patent Office based, in part, upon Emory's assertion that BioChem Pharma's patent does not disclose how to make amdoxovir. In a patent opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the BioChem Pharma European patent covering amdoxovir is valid. Emory has appealed this decision to the European Patent Office Technical Board of Appeal. If the Technical Board of Appeal affirms the decision of the Opposition Division, or if Emory or Triangle does not pursue the appeal, we would not be able to sell amdoxovir in Europe without a license from BioChem Pharma, which may not be available on acceptable terms or at all. Patent claims granted to Emory on both amdoxovir (the administered drug) and DXG (the parent drug into which amdoxovir is converted in the body) have also been opposed by BioChem Pharma in the Australian Patent Office. In a decision dated November 8, 2000, the Australian Patent Office held that Emory's patent claims directed to amdoxovir are not patentable over an earlier BioChem Pharma patent. Emory has appealed this decision of the Australian Patent Office to the Australian Federal Court. If Emory, the University of Georgia or Triangle is unsuccessful in the appeal, then we will not be able to sell amdoxovir in Australia without a license from BioChem Pharma, which may not be available on reasonable terms or at all. BioChem Pharma's opposition to Emory's patent claims on DXG in Australia is ongoing. If Emory, the University of Georgia and we do not challenge, or are not successful in any challenge to, BioChem Pharma's issued patents, pending patent applications, or patents that may issue from such applications, we will not be able to manufacture, use or sell amdoxovir in the United States and any foreign countries in which BioChem Pharma receives a patent without a license from BioChem Pharma. We may not be able to obtain such a license from BioChem Pharma on acceptable terms or at all.

      Immunostimulatory Sequence Product Candidates

      In March 2000, we entered into a licensing and collaborative agreement with Dynavax Technologies Corporation, Dynavax, to develop immunostimulatory polynucleotide sequence product candidates for the prevention and/or treatment of serious viral diseases, which became effective in April 2000. Immunostimulatory sequences, ISS, are polynucleotides which stimulate the immune system, and could potentially be used in combination with our small molecule product candidates to increase the body's ability to defend against viral infection. ISS can be stabilized for use through internal linkages that do not occur in nature, including phosphorothioate linkages.

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

      With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings, including the currently pending proceedings, could result in substantial costs to us. We expect the costs of the currently pending proceedings to increase significantly during the next several years. We anticipate that additional litigation and/or proceedings will be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our drug candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the PTO is conducting three adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our in-licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, the University of Georgia, The Regents of the University of California, The DuPont Pharmaceuticals Company, Mitsubishi-Tokyo Pharmaceuticals, Inc. (formerly Mitsubishi Chemical Corporation), and Dynavax provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and the University of Georgia, the licensors of clevudine to Bukwang Pharm. Ind. Co., Ltd., are primarily responsible for patent prosecution activities with respect to clevudine at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any patent proceedings unless our licensors elect not to institute or to abandon the proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on some technologies to which we do not have exclusive rights or which may not be patentable or proprietary and thus may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and logo, Coactinon(R) and Coviracil(R). We have received a Canadian trademark registration for the mark Coviracil(R). We have also received registrations in the European Union for the mark Coactinon(R) and our corporate logo. Our pending application in the European Union for the mark Coviracil(TM) has been opposed by Orsem, based upon registrations for the mark Coversyl in various countries, and Les Laboratories Serveir, based on a French registration for the mark Coversyl. We do not believe that the marks Coviracil and Coversyl are confusingly similar, but, in the event they are found to be confusingly similar, we may need to adopt a different product name for emtricitabine in the applicable jurisdictions. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

We are subject to extensive government regulation and may fail to receive regulatory approval which could prevent or delay the commercialization of our products.

      In addition to preclinical testing, clinical trials and other approval procedures for human pharmaceutical products, we are subject to numerous other regulations covering the development of pharmaceutical products. These regulations include, for example, domestic and international regulations relating to the manufacturing, safety, labeling, storage, record keeping, reporting, marketing and promotion of pharmaceutical products. We are also regulated with respect to non-clinical and clinical laboratory practices, safe working conditions and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents used in connection with our development work. The requirements vary widely from country to country and some requirements may vary from state to state in the United States. We expect the process of obtaining these approvals and complying with appropriate government regulations to be time consuming and expensive. Even if our drug candidates receive regulatory approval, we may still face difficulties in marketing and manufacturing those drug candidates. Further, any approval may be contingent on postmarketing studies or other conditions. The approval of any of our drug candidates may limit the indicated uses of the drug candidate. A marketed product, its manufacturer and the manufacturer's facilities are subject to continual review and periodic inspections. The discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in:

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

      We have in-licensed or obtained an option to in-license our drug candidates under agreements with our licensors. These agreements permit our licensors to terminate the agreements under certain circumstances, such as our failure to achieve development milestones or the occurrence of an uncured material breach by us. The termination of any of these agreements could result in the loss of our rights to a drug candidate. On the termination of most of our license agreements, we are required to return the licensed technology to our licensors. In addition, most of these agreements provide that our licensors are primarily responsible for any patent prosecution activities, such as litigation, patent conflict, patent opposition or other actions, for the technology licensed to us. These agreements also provide that in general we are required to reimburse our licensors for the costs they incur in performing these activities. We believe that these costs as well as other costs under our license and option agreements will be substantial and may increase significantly during the next several years. Our inability or failure to pay any of these costs with respect to any drug candidate could result in the termination of the license or option agreement for the drug candidate.

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

      We are highly dependent on our senior management and scientific staff, including Dr. David Barry, our Chairman and Chief Executive Officer. We have entered into employment agreements with each officer of Triangle. Dr. Barry's employment agreement contains certain non-competition provisions. In addition, the employment agreements for each officer provide for severance payments which are contingent upon each officer's refraining from competition with Triangle. The loss of the services of any member of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. In order to pursue our drug development programs and marketing plans, we will need to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would have an adverse effect on our business.

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

      As of March 31, 2001, our directors, executive officers and their affiliates, excluding Abbott, owned approximately 13.4% of our outstanding common stock and approximately 66.7% of our outstanding Series B Preferred Stock. Abbott owned approximately 17.1% of our outstanding common stock. Pursuant to the terms of the Abbott Alliance, Abbott has the right to purchase additional amounts of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has rights to purchase shares directly from us in order to maintain its existing level of ownership, also known as antidilution protection. Abbott elected to exercise its right in connection with our March 1, 2001 private placement by purchasing 1,300,000 shares of our common stock. One Abbott designee serves as a member of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

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

      In addition, if our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could be reduced. As of March 31, 2001, there were 46,363,918 shares of common stock outstanding, of which approximately 25,000,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 14,800,000 shares have rights to cause us to register their shares for sale to the public. We have filed registration statements to register the sale of approximately 11,500,000 of these shares. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance. Any such sales may make it more difficult for us to raise needed working capital through an offering of our equity or convertible debt securities and may reduce the market price of our common stock.

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

      Under our Facility, we may sell, subject to various restrictions (including the 90-day blackout period associated with our March 1, 2001 private financing), up to $100.0 million of common stock over a three-year period. The aggregate number of shares that may be issued under the Facility depends on a number of factors, including the market price and trading volume of our common stock during each 15-trading day selling period.

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

      We have adopted a number of provisions that could have antitakeover effects. We have also adopted a preferred stock purchase rights plan, commonly referred to as a "poison pill." The rights plan is intended to deter an attempt to acquire Triangle in a manner or on terms not approved by the Board of Directors, the Board. The rights plan will not prevent an acquisition of Triangle which is approved by the Board. Our charter authorizes the Board to determine the terms of and issue shares of undesignated preferred stock without stockholder approval. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of Triangle. Our bylaws divide the Board into three classes of directors with each class serving a three year term. These and other provisions of our charter and our bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Triangle, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

      Triangle is exposed to various market risks, including changes in foreign currency exchange rates, investment market value and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At March 31, 2001, we had approximately $1.2 million of forward foreign currency contracts and approximately $350,000 of investments in foreign currencies to hedge foreign currency commitments. We have, however, established policies and procedures for market risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and investment market value.

Interest Rate Sensitivity

      Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality government and corporate bonds. Our portfolio has a current average maturity of less than 12 months. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10 percent from levels at March 31, 2001, we expect that the fair value of our investment portfolio would decline by an immaterial aggregate amount primarily due to the relatively short maturity of the portfolio. At March 31, 2001, our portfolio consisted of approximately $16.0 million of investments maturing within one year and approximately $6.9 million of investments maturing after one year but within 30 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our consolidated operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Foreign Currency Exchange Risk

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency-hedging program. The goal of our hedging program is to establish fixed exchange rates on firm foreign currency cash outflows and to minimize the impact to Triangle of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At March 31, 2001, Triangle had purchased approximately $1.2 million of forward foreign currency contracts in currencies participating in the European Monetary Union to hedge firm commitments. Additionally, Triangle has investments in various foreign currencies totaling approximately $350,000 to hedge foreign currency commitments. The purchase and the holding of foreign currencies are governed by established corporate policies and procedures and are entered into when management determines this methodology to be in our best interests. These investments are subject to both foreign currency risk and interest rate risk. The hypothetical loss associated with a 10 percent devaluation of the Euro and other foreign currencies would not materially affect our consolidated operating results, financial position or cash flow.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

c. Issuance of Unregistered Securities

      On March 1, 2001, we completed a private placement of 7,700,000 newly issued shares of common stock at a price of $6.00 per share. The net proceeds from the sale were approximately $43,475,000. We registered the resale of these shares on a registration statement which the SEC declared effective on February 27, 2001.

      On March 9, 2001, we completed a private placement of 200,000 newly issued shares of convertible Series B preferred stock, par value $0.001 per share, at a price of $60.00 per share. The net proceeds from the sale were approximately $10,900,000. Dividend rights are $5.00 per share on all preferred shares that remain outstanding after August 15, 2001 and will be payable, at our option, in cash or common stock. The conditional dividend, if applicable, is payable at the time of conversion to common stock. Each share of preferred stock will convert into ten shares of common stock at the earlier of approval of the issuance of preferred shares by our stockholders or March 9, 2002, the first anniversary of the date the preferred stock was issued. Each share of preferred stock is entitled to cast ten votes on any matter presented to the stockholders.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a.    Exhibits

      None

b.    Reports on Form 8-K

      On March 21, 2001, we filed a current report on Form 8-K dated March 9, 2001 announcing our completion of a private placement of 200,000 newly issued shares of convertible Series B preferred stock.

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIANGLE PHARMACEUTICALS, INC.

Date: May 10, 2001                              By: /s/ David W. Barry
                                                    ----------------------------
                                                David W. Barry
                                                Chairman and Chief Executive
                                                Officer


                                        TRIANGLE PHARMACEUTICALS, INC.

Date: May 10, 2001                              By: /s/ Robert F. Amundsen, Jr.
                                                    ----------------------------
                                                Robert F. Amundsen, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer