Form 10-Q
period 2001-09-30
TRIANGLE PHARMACEUTICALS INC
filed 2001-11-09
CIK 1022622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of October 15, 2001, there were 76,816,387 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         TRIANGLE PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

Part I. Financial Information

                                                                        Page No.
                                                                        --------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                      September 30, 2001 (unaudited) and December 31, 2000.... 3

                  Condensed Consolidated Statements of Operations
                      (unaudited) - Three and Nine Months Ended
                      September 30, 2001 and September 30, 2000
                      and Period From Inception (July 12, 1995)
                      Through September 30, 2001.............................. 4

                  Condensed Consolidated Statements of Cash Flows
                      (unaudited) - Nine Months Ended September 30,
                      2001 and September 30, 2000 and Period From
                      Inception (July 12, 1995) Through
                      September 30, 2001...................................... 5

                  Condensed Consolidated Statements of Stockholders'
                      Equity - Period From Inception (July 12, 1995)
                      Through September 30, 2001 (unaudited)................ 6-7

                  Notes to Condensed Consolidated Financial Statements
                      (unaudited).......................................... 8-10

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................. 11-29

         Item 3.  Quantitative and Qualitative Disclosures About Market
                      Risk................................................... 30

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds.................. 31

         Item 6.  Exhibits and Reports on Form 8-K........................... 31

         Signatures.......................................................... 32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                         2001            2000
------                                                                    -------------    ------------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents .......................................      $  48,544       $  14,055
     Investments .....................................................         15,692          39,472
     Interest receivable .............................................            579           1,081
     Receivable from collaborative partner ...........................            123             413
     Prepaid expenses ................................................            667             543
                                                                            ---------       ---------
        Total current assets .........................................         65,605          55,564
                                                                            ---------       ---------
Property, plant and equipment, net ...................................          4,815           6,093
Investments ..........................................................         13,466           9,404
                                                                            ---------       ---------

        Total assets .................................................      $  83,886       $  71,061
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable ................................................      $   9,858       $   9,580
     Payable to collaborative partner ................................          2,274           6,005
     Capital lease obligation-current ................................             --               7
     Accrued expenses ................................................         20,918          17,268
     Deferred revenue ................................................          4,139           6,977
                                                                            ---------       ---------
        Total current liabilities ....................................         37,189          39,837
                                                                            ---------       ---------
Deferred revenue .....................................................         15,521          17,443
                                                                            ---------       ---------
        Total liabilities ............................................         52,710          57,280
                                                                            ---------       ---------
Commitments and contingencies (See notes 4, 6 and 7) .................             --              --
Stockholders' equity:
     Convertible Preferred Stock, $0.001 par value; 5,000 shares
        authorized; 0 shares issued and outstanding ..................             --              --
     Common Stock, $0.001 par value; 75,000 shares authorized;
        58,143 and 38,529 shares, issued and outstanding, respectively             58              39
     Additional paid-in capital ......................................        423,936         344,550
     Accumulated deficit during development stage ....................       (393,187)       (330,969)
     Accumulated other comprehensive income ..........................            369             161
                                                                            ---------       ---------
        Total stockholders' equity ...................................         31,176          13,781
                                                                            ---------       ---------

        Total liabilities and stockholders' equity ...................      $  83,886       $  71,061
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

                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                         THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,     (JULY 12, 1995)
                                        ---------------------------------   ----------------------------------        THROUGH
                                              2001              2000              2001              2000        SEPTEMBER 30, 2001
                                        ----------------  ----------------  ----------------  ----------------  ------------------
Revenue:
  Collaborative revenue ..............     $  1,271          $  1,744          $  4,760          $  5,550            $  12,054

Operating expenses:
  License fees .......................          500             2,978             2,453             3,818               27,325
  Development ........................       15,477            22,925            58,115            76,736              327,138
  Purchased research and development .          320                --               320             5,350               18,178
  Selling, general and administrative         1,602             3,621             6,561             9,840               55,507
  Restructuring ......................        2,342                --             2,342                --                2,342
                                           --------          --------          --------          --------            ---------
    Total operating expenses .........       20,241            29,524            69,791            95,744              430,490
                                           --------          --------          --------          --------            ---------

Loss from operations .................      (18,970)          (27,780)          (65,031)          (90,194)            (418,436)
Interest income, net .................          773             1,723             2,813             5,994               25,249
                                           --------          --------          --------          --------            ---------

Net loss .............................     $(18,197)         $(26,057)         $(62,218)         $(84,200)           $(393,187)
                                           ========          ========          ========          ========            =========

Basic and diluted net loss per common
  share ..............................     $  (0.35)         $  (0.68)         $  (1.32)         $  (2.21)
                                           ========          ========          ========          ========
Shares used in computing basic and
  diluted net loss per common share ..       52,366            38,301            47,036            38,037
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

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                             NINE MONTHS ENDED SEPTEMBER 30,    (JULY 12, 1995)
                                                             -------------------------------        THROUGH
                                                                 2001               2000       SEPTEMBER 30, 2001
                                                             ------------       ------------   ------------------
Cash flows from operating activities:
Net loss ..............................................        $(62,218)        $ (84,200)        $(393,187)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization .......................           1,349             1,282             5,591
  Loss from disposal of property, plant and equipment .             260                --               260
  Purchased research and development ..................             320             5,350            18,178
  Stock-based compensation ............................             183               322             2,070
  Change in assets and liabilities:
    Receivables .......................................             792             1,459              (702)
    Prepaid expenses ..................................            (124)             (178)             (667)
    Accounts payable ..................................          (3,453)            3,633            12,132
    Accrued expenses ..................................           3,650             4,140            20,918
    Deferred revenue ..................................          (4,760)            1,164            19,660
                                                               --------         ---------         ---------
Net cash used by operating activities .................         (64,001)          (67,028)         (315,747)
                                                               --------         ---------         ---------
Cash flows from investing activities:
  Sale of restricted deposits .........................              --                27                --
  Purchase of investments .............................         (19,184)          (90,223)         (329,692)
  Proceeds from sale and maturity of investments ......          39,110           119,616           300,903
  Purchase of property, plant and equipment ...........            (331)           (1,516)          (10,491)
  Acquisition of Avid Corporation, net of cash acquired              --                --            (3,053)
                                                               --------         ---------         ---------
Net cash provided (used) by investing activities ......          19,595            27,904           (42,333)
                                                               --------         ---------         ---------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs ........          78,557               801           405,610
  Sale of options under salary investment option
    grant program .....................................              57                40               372
  Proceeds from stock options/warrants exercised ......             288               378               908
  Proceeds from notes payable .........................              --                --               374
  Equipment financing .................................              --                --               354
  Principal payments on capital lease obligations
    and notes payable .................................              (7)             (111)             (994)
                                                               --------         ---------         ---------
Net cash provided by financing activities .............          78,895             1,108           406,624
                                                               --------         ---------         ---------
Net increase (decrease) in cash and cash equivalents ..          34,489           (38,016)           48,544
Cash and cash equivalents at beginning of period ......          14,055            58,486                --
                                                               --------         ---------         ---------
Cash and cash equivalents at end of period ............        $ 48,544         $  20,470         $  48,544
                                                               ========         =========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    CONVERTIBLE
                                   PREFERRED STOCK                       COMMON STOCK        ADDITIONAL              COMPREHENSIVE
                               ----------------------               ----------------------     PAID-IN   ACCUMULATED     INCOME
                                 SHARES      AMOUNT      WARRANTS     SHARES      AMOUNT       CAPITAL     DEFICIT       (LOSS)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
Initial sale of stock.......          933  $        1   $       --       1,175  $        1   $      710  $        --  $        --
Additional sale of stock....        4,249           4           --       1,495           2        3,137           --           --
Stock-based compensation....           --          --           --          --          --           12           --           --
Comprehensive loss:
  Net loss..................           --          --           --          --          --           --         (967)        (967)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
Balance, December 31, 1995..        5,182           5           --       2,670           3        3,859         (967)        (967)
Sale of stock...............        3,756           4           --       4,943           5       59,506           --           --
Stock-based compensation....           --          --          152         700           1        1,127           --           --
Stock options exercised.....           --          --           --         317          --           57           --           --
Conversion of Preferred to
  Common Stock..............       (8,938)         (9)          --       8,938           9           --           --           --
Comprehensive loss:
  Net loss..................           --          --           --          --          --           --      (10,917)     (10,917)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
Balance, December 31, 1996..           --          --          152      17,568          18       64,549      (11,884)     (10,917)
Sale of stock...............           --          --           --       2,014           2       29,521           --           --
Acquisition of Avid Corp....           --          --           --         400          --        8,117           --           --
Sale of stock options.......           --          --           --          --          --           70           --           --
Stock-based compensation....           --          --          (38)         --          --           --           --           --
Stock options exercised.....           --          --           --          13          --            3           --           --
Comprehensive loss:
  Net loss..................           --          --           --          --          --           --      (37,668)     (37,668)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
Balance, December 31, 1997..           --          --          114      19,995          20      102,260      (49,552)     (37,668)
Sale of stock...............          170          --           --       8,868           9      116,325           --           --
Sale of stock options.......           --          --           --          --          --           97           --           --
Stock-based compensation....           --          --           --          --          --           --           --           --
Stock options exercised.....           --          --           --           8          --            1           --           --
Comprehensive loss:
  Change in unrealized
   gains/(losses) on
   investments..............           --          --           --          --          --           --           --           18
  Net loss..................           --          --           --          --          --           --      (67,271)     (67,271)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
Balance, December 31, 1998..          170          --          114      28,871          29      218,683     (116,823)     (67,253)
Sale of stock...............           --          --           --       6,605           7      116,211           --           --
Sale of stock options.......           --          --           --          --          --           95           --           --
Stock-based compensation....           --          --           --           6          --          101           --           --
Stock options/warrants
  exercised.................           --          --         (114)        296          --          479           --           --
Conversion of Preferred to
  Common Stock..............         (170)         --           --       1,700           2           (2)          --           --
Purchased in-process research
  and development costs.....           --          --           --         100          --        1,247           --           --
Comprehensive loss:
  Reclassification  adjustment
   for gains/(losses) in net
   loss.....................           --          --           --          --          --           --           --          (21)
  Change in unrealized
   gains/(losses) on
   investments..............           --          --           --          --          --           --           --         (132)
  Net loss..................           --          --           --          --          --           --     (104,621)    (104,621)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
Balance, December 31, 1999..           --  $       --   $       --      37,578  $       38   $  336,814  $  (221,444) $  (104,774)
(CONTINUED)

                                 ACCUMULATED
                                   OTHER
                                COMPREHENSIVE    DEFERRED
                                INCOME/(LOSS)  COMPENSATION      TOTAL
                                -------------  ------------   -----------
Initial sale of stock.......    $        --    $        --    $       712
Additional sale of stock....             --             --          3,143
Stock-based compensation....             --            (12)            --
Comprehensive loss:
  Net loss..................             --             --           (967)
                                -----------    -----------    -----------
Balance, December 31, 1995..             --            (12)         2,888
Sale of stock...............             --             --         59,515
Stock-based compensation....             --           (141)         1,139
Stock options exercised.....             --            (26)            31
Conversion of Preferred to
  Common Stock..............             --             --             --
Comprehensive loss:
  Net loss..................             --             --        (10,917)
                                -----------    -----------    -----------
Balance, December 31, 1996..             --           (179)        52,656
Sale of stock...............             --             --         29,523
Acquisition of Avid Corp....             --             --          8,117
Sale of stock options.......             --             --             70
Stock-based compensation....             --             48             10
Stock options exercised.....             --              6              9
Comprehensive loss:
  Net loss..................             --             --        (37,668)
                                -----------    -----------    -----------
Balance, December 31, 1997..             --           (125)        52,717
Sale of stock...............             --             --        116,334
Sale of stock options.......             --             --             97
Stock-based compensation....             --             48             48
Stock options exercised.....             --              7              8
Comprehensive loss:
  Change in unrealized
   gains/(losses) on
   investments..............             18             --             18
  Net loss..................             --             --        (67,271)
                                -----------    -----------    -----------
Balance, December 31, 1998..             18            (70)       101,951
Sale of stock...............             --             --        116,218
Sale of stock options.......             --             --             95
Stock-based compensation....             --             58            159
Stock options/warrants
  exercised.................             --             12            377
Conversion of Preferred to
  Common Stock..............             --             --             --
Purchased in-process research
  and development costs.....             --             --          1,247
Comprehensive loss:
  Reclassification  adjustment
   for gains/(losses) in net
   loss.....................            (21)            --            (21)
  Change in unrealized
   gains/(losses) on
   investments..............           (132)            --           (132)
  Net loss..................             --             --       (104,621)
                                -----------    -----------    -----------
Balance, December 31, 1999..    $      (135)   $        --    $   115,273
(CONTINUED)

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    CONVERTIBLE
                                   PREFERRED STOCK                       COMMON STOCK        ADDITIONAL              COMPREHENSIVE
                               ----------------------               ----------------------     PAID-IN   ACCUMULATED     INCOME
                                 SHARES      AMOUNT      WARRANTS     SHARES      AMOUNT       CAPITAL     DEFICIT       (LOSS)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
(CONTINUED)
Sale of stock...............           --  $       --   $       --         326  $        1   $    1,608  $        --  $
Sale of stock options.......           --          --           --          --          --           52           --
Stock-based compensation....           --          --           --          --          --          348           --
Stock options/warrants
  exercised.................           --          --           --         225          --          378           --
Purchased in-process research
  and development costs.....           --          --           --         400          --        5,350           --
Comprehensive loss:
  Reclassification  adjustment
   for gains/(losses) in net
   loss.....................           --          --           --          --          --           --           --          133
  Change in unrealized
   gains/(losses) on
   investments..............           --          --           --          --          --           --           --          163
  Net loss..................           --          --           --          --          --           --     (109,525)    (109,525)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
Balance, December 31, 2000..           --          --           --      38,529          39      344,550     (330,969)    (109,229)
(UNAUDITED)
Sale of stock...............          200          --           --      17,385          17       78,540           --
Sale of stock options.......           --          --           --          --          --           57           --
Stock-based compensation....           --          --           --          --          --          183           --
Stock options/warrants
  exercised.................           --          --           --         129          --          288           --
Purchased in-process research
  and development costs.....           --          --           --         100          --          320           --
Conversion of Preferred to
  Common Stock..............         (200)         --           --       2,000           2           (2)          --
Comprehensive loss:
  Reclassification  adjustment
   for gains/(losses) in net
   loss.....................           --          --           --          --          --           --           --          (32)
  Change in unrealized
   gains/(losses) on
   investments..............           --          --           --          --          --           --           --          240
  Net loss..................           --          --           --          --          --           --      (62,218)     (62,218)
                               ----------  ----------   ----------  ----------  ----------   ----------  -----------  -----------
Balance, September 30, 2001.           --  $       --   $       --      58,143  $       58   $  423,936  $  (393,187) $   (62,010)
                               ==========  ==========   ==========  ==========  ==========   ==========  ===========  ===========

                                 ACCUMULATED
                                   OTHER
                                COMPREHENSIVE    DEFERRED
                                INCOME/(LOSS)  COMPENSATION      TOTAL
                                -------------  ------------   -----------
(CONTINUED)
Sale of stock...............    $        --    $        --    $     1,609
Sale of stock options.......             --             --             52
Stock-based compensation....             --             --            348
Stock options/warrants
  exercised.................             --             --            378
Purchased in-process research
  and development costs.....             --             --          5,350
Comprehensive loss:
  Reclassification  adjustment
   for gains/(losses) in net
   loss.....................            133             --            133
  Change in unrealized
   gains/(losses) on
   investments..............            163             --            163
  Net loss..................             --             --       (109,525)
                                -----------    -----------   ------------
Balance, December 31, 2000..            161             --         13,781
(UNAUDITED)
Sale of stock...............             --             --         78,557
Sale of stock options.......             --             --             57
Stock-based compensation....             --             --            183
Stock options/warrants
  exercised.................             --             --            288
Purchased in-process research
  and development costs.....             --             --            320
Conversion of Preferred to
  Common Stock..............             --             --             --
Comprehensive loss:
  Reclassification  adjustment
   for gains/(losses) in net
   loss.....................            (32)            --            (32)
  Change in unrealized
   gains/(losses) on
   investments..............            240             --            240
  Net loss..................             --             --        (62,218)
                                -----------    -----------   ------------
Balance, September 30, 2001.    $       369    $        --    $    31,176
                                ===========    ===========   ============

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

3.    NET LOSS PER COMMON SHARE

      Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three- and nine-month periods ended September 30, 2001 and 2000, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4.    LICENSING AGREEMENTS

      As of September 30, 2001, the Company has multiple license agreements for its drug candidates as well as collaborative agreements with specific third parties to assist in the identification and development of other novel drug candidates. In the aggregate, these agreements may require future payments of up to $83,000 contingent upon the achievement of development milestones, up to $30,000 upon the achievement of sales milestones, and $2,500 of future research and development payments. One of the Company's licensors has the option to receive $2,000 of future milestone payments in shares of Common Stock (based on the then current market price) in lieu of a cash payment. The Company is also obligated to issue 250 shares of common stock if development milestones are achieved regarding compounds for the treatment of hepatitis B obtained in the Avid Corporation acquisition. Additionally, the Company will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of the Company's license agreements require minimum royalty payments commencing three years after regulatory approval of the licensed compound. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $51,500 (if all drug candidates are approved for all indications) under the Company's existing license agreements. In addition, the Company has option agreements that allow it to obtain licenses on additional drug candidates in the future.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.    RESTRUCTURING CHARGE

      In August 2001, the Company recorded a restructuring charge of $2,342. The restructuring was designed to lower near term monthly cash usage and focus financial and human resources on activities that are expected to have the highest probability of near term regulatory approval and economic return. This focus includes weighting corporate resources towards drug candidates in Phase III development, eliminating most resources dedicated to basic research, and reducing resources dedicated to sales, marketing and general administration. Approximately $1,650 of the charge resulted from severance and other termination benefits related to an approximate 35% reduction in the Company's total workforce. The remaining $692 represents a write-down of net assets, the loss associated with underutilized lease obligations and legal and other expenses associated with reducing the Company's workforce. At September 30, 2001, approximately $1.1 million of all restructuring costs had yet to be paid, as severance benefits extend into the fourth quarter of 2001 for all terminated employees, and two employees had employment agreements which provide for monthly severance benefits beyond 2001.

6.    EQUITY FINANCING AND RELATED SUBSEQUENT EVENT

      On August 24, 2001, the Company entered into a purchase agreement with Warburg Pincus Private Equity VIII, L.P. ("Warburg Pincus") for the sale of approximately 28,302 shares of Common Stock in a two-stage private placement at a purchase price of $2.65 per share. On the same day, the first closing of the private placement occurred and the Company issued approximately 9,628 shares of Common Stock for net proceeds totaling $23,975.

      The purchase agreement provided for the sale of approximately an additional 13,757 shares of our Common Stock to Warburg Pincus and an additional 4,917 shares of Common Stock to other investors (including QFinance, Inc., a related party) at a purchase price of $2.65 per share in a second closing subject to several conditions, including stockholder approval of the sale. Stockholder approval and the second closing occurred on October 10, 2001 and resulted in net proceeds totaling $46,550 that will be recorded in the Company's financial statements for the quarter ending December 31, 2001. In the purchase agreement with Warburg Pincus, the Company agreed to register the shares of common stock sold in both closings, to cause two individuals nominated by Warburg Pincus to be appointed to the Board of Directors, and granted Warburg Pincus rights to participate in certain future sales of Common Stock by the Company. Accordingly, the Company filed a registration statement with the Securities and Exchange Commission on October 18, 2001 covering the resale of approximately 28,302 shares of Common Stock; two additional directors affiliated with Warburg Pincus were elected to the Board of Directors; and Warburg Pincus has the right to participate proportionally in future equity financings, as long as Warburg Pincus owns approximately 5,846 shares of the Company's outstanding Common Stock.

7.    CONTINGENCIES

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

8.    RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach.

      In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." The objectives of SFAS No. 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

      In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

      The Company intends to adopt SFAS No. 142 and 144 as of January 1, 2002, and SFAS No. 143 as of January 1, 2003, as required. Adoption of SFAS Nos. 141, 142 and 143 are not expected to have any financial impact, and the Company is currently assessing the impact of SFAS 144 on its consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

OVERVIEW

      Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to recruiting personnel, negotiating license and option arrangements for our drug candidates, raising working capital and developing our drug candidates. We have not received any revenues from the sale of products and do not believe it likely that any of our drug candidates will be commercially available until at least the year 2003. As of September 30, 2001, our accumulated deficit was approximately $393.2 million.

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

      Our operating expenses are difficult to predict and will depend on several factors. Development expenses, including expenses for drug synthesis and manufacturing, pre-clinical testing and clinical research activities, will depend on the ongoing requirements of our drug development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating pre-clinical testing and clinical trial activities, but many of these expenditures will occur irrespective of whether our drug candidates are approved when anticipated or at all. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected. See "--Risk and Uncertainties-- The market price of our stock may fall as a result of market volatility and future developments in our industry."

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
----------------------------------------------

COLLABORATIVE REVENUE

      Revenue totaled $1.3 million for the three months ended September 30, 2001 as compared to $1.7 million for the same period in 2000. Revenue is solely related to collaborative revenue associated with our strategic alliance with Abbott Laboratories and arises from $31.7 million of non-contingent research and development expense reimbursement which is being amortized over the anticipated research and development arrangement period. The decrease in 2001 collaborative revenue reflects an extension of the projected development period in 2001 for which collaborative revenue is amortized.

LICENSE FEES

      License fees totaled $500,000 for the three months ended September 30, 2001 as compared to $3.0 million for the same period in 2000. The decrease in 2001 license fees, as compared to 2000, is related to the timing and magnitude of milestone obligations, including license or option preservation payments for our portfolio of drug candidates. Future license fees may consist of milestone payments or preservation payments under our license or option agreements, the amount of which could be substantial and the timing of which will depend on a number of factors that we cannot predict. These factors include, among others, the success of our drug development programs, the amount of capital available for allocation to individual drug candidates in our portfolio, and the extent to which we may in-license or out-license drug candidates.

DEVELOPMENT EXPENSES

      Development expenses totaled $15.5 million for the three months ended September 30, 2001 as compared to $22.9 million for the same period in 2000. The substantial decrease in 2001 development expenses as compared to 2000 is due primarily to reduced manufacturing costs for Coviracil(R) and, to a lesser extent, decreased clinical costs associated with Coviracil and Coactinon(R), somewhat offset by increased Coviracil patent costs. We are continuing to focus our development resources on Coviracil, amdoxovir, and Coactinon. Accordingly, approximately 81% of the third quarter 2001's development expenses were incurred for these candidates.

      Our future development expenses will depend on the results and magnitude of our clinical and preclinical activities, restrictions on our targeted future cash usage, availability of capital to simultaneously fund multiple drug candidate development programs and requirements imposed by regulatory agencies. Accordingly, our development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to drug candidates our development expenses may fluctuate significantly from prior periods.

PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

      Purchased research and development expense totaled $320,000 for the three months ended September 30, 2001 as compared to no expense for the same period in 2000. In September 2001, we issued 100,000 shares of common stock as consideration to the former Avid Corporation shareholders for their remaining rights relating to mozenavir dimesylate, which is at an early stage of clinical development and has no alternative future use. The 2001 in-process research and development charge is based upon the fair market value of our common stock on the date on which we were obligated to issue additional shares of common stock to the former Avid Corporation shareholders. This issuance satisfies all current and any future obligations in regards to contingent development obligations for mozenavir dimesylate to the former Avid Corporation shareholders. Under our license agreement, we are still responsible to the DuPont Pharmaceuticals Company for milestone, license preservation, and royalty payments, as well as reimbursing DuPont for patent prosecution costs for mozenavir dimesylate. In addition, there remains a contingency for the issuance of 250,000 shares of common stock if development milestones are achieved regarding compounds for the treatment of hepatitis B obtained in the Avid Corporation acquisition. Issuance of any additional contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses totaled $1.6 million for the three months ended September 30, 2001 as compared to $3.6 million for the same period in 2000. The decrease in 2001 selling, general and administrative expenses, as compared to 2000, is primarily related to decreased 2001 sales and marketing spending for the period. Our selling, general and administrative expenses may fluctuate from period to period and such fluctuations may be significant. Future selling, general and administrative expenses will depend on the level of our future development and commercialization activities and the commercial availability of our products. We expect that our selling, general and administrative expenses will increase in future periods that immediately precede and follow our first product launch.

RESTRUCTURING EXPENSE

      Restructuring expense totaled $2.3 million for the three months ended September 30, 2001 as compared to no expense for the same period in 2000. In August 2001, we announced and began a restructuring of our development activities and overall operations designed to lower our near term monthly cash usage and to focus our financial and human resources on activities that are expected to have the highest probability of near term regulatory approval and economic return. This focus includes weighting our resources towards our drug candidates in Phase III development, eliminating most resources dedicated to basic research, and reducing resources dedicated to sales, marketing and general administration. Approximately $1.7 million of the total restructuring charge resulted from severance and other termination benefits related to an approximate 35% reduction in our total workforce. The remainder of the charge represents a write-down of net assets, the loss associated with underutilized lease obligations and legal and other expenses associated with reducing our workforce. In September 2001, we terminated our licensing and collaborative agreement with Arrow Therapeutics Limited. This collaboration was to identify and develop novel anti-viral agents for the treatment of hepatitis C and required us to fund the screening program and to pay development milestones and royalty payments on sales of products which resulted from the collaboration.

INTEREST INCOME, NET

      Net interest income totaled $773,000 for the three months ended September 30, 2001 as compared to $1.7 million for the same period in 2000. The significant decrease in 2001 interest income, as compared to 2000, is due to smaller average investment balances and a much lower low-risk, short-term interest rates in the third quarter of 2001. Future interest income will depend on our future cash and investment balances and the return on these investments. See "--Liquidity and Capital Resources."

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
---------------------------------------------

COLLABORATIVE REVENUE

      Revenue totaled $4.8 million for the nine months ended September 30, 2001 as compared to $5.6 million for the same period in 2000. Revenue is solely related to collaborative revenue associated with our strategic alliance with Abbott Laboratories and arises from $31.7 million of non-contingent research and development expense reimbursement which is being amortized over the anticipated research and development arrangement period. The decrease in 2001 collaborative revenue reflects an extension of the projected development period in 2001 for which collaborative revenue is amortized.

LICENSE FEES

      License fees totaled $2.5 million for the nine months ended September 30, 2001 as compared to $3.8 million for the same period in 2000. License fees for 2001 and 2000 relate to the recognition of milestone obligations and/or preservation fees under our license and option agreements for our portfolio of drug candidates. The decrease in 2001 license fee expense, as compared to 2000, is related to the timing and magnitude of milestone obligations and preservation payments under our license and option agreements for our portfolio of drug candidates. Future license fees may consist of milestone payments or preservation payments under our license or option agreements, the amount of which could be substantial and the timing of which will depend on a number of factors, that we cannot predict. These factors include, among others, the success of our drug development programs, the amount of capital available for allocation to individual drug candidates in our portfolio, and the extent to which we may in-license or out-license drug candidates.

DEVELOPMENT EXPENSES

      Development expenses totaled $58.1 million for the nine months ended September 30, 2001 as compared to $76.7 million for the same period in 2000. Development expenses for 2001 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, amounts paid for professional services, patent costs and preclinical testing. Development expenses for 2000 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, and preclinical testing. The substantial decrease in 2001 development expenses, as compared to 2000, is due primarily to reduced manufacturing costs for Coviracil and, to a lesser extent, decreased clinical costs for Coviracil and Coactinon, somewhat offset by increased Coviracil patent costs. Development expenses for 2001 have been incurred primarily for Coviracil, amdoxovir and Coactinon.

      Our future development expenses will depend on the results and magnitude of our clinical and preclinical activities, restrictions on our targeted future cash usage, availability of capital to simultaneously fund multiple drug candidate development programs and requirements imposed by regulatory agencies. Accordingly, our development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to drug candidates our development expenses may fluctuate significantly from prior periods.

PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

      Purchased research and development expense totaled $320,000 for the nine months ended September 30, 2001 as compared to $5.4 million for the same period in 2000. The decrease in 2001 purchased research and development expense, as compared to 2000, is related to the magnitude and fair market value of the common stock that was issued as consideration to satisfy milestone obligations for mozenavir dimesylate. In September 2001, we issued 100,000 shares of common stock as consideration to the former Avid Corporation shareholders for their remaining rights relating to mozenavir dimesylate, which is at an early stage of clinical development and has no alternative future use. In March 2000, we issued 400,000 shares of common stock as consideration for the extension of a milestone payment date for mozenavir dimesylate. The in-process research and development charges are based upon the fair market value of our common stock on the date on which we were obligated to issue additional shares of common stock to the former Avid Corporation shareholders. The 2001 issuance satisfies all current and any future obligations in regards to contingent development obligations for mozenavir dimesylate to the former Avid Corporation shareholders. There, however, remains a contingency for the issuance of 250,000 shares of common stock if development milestones are achieved regarding compounds for the treatment of hepatitis B obtained in the Avid Corporation acquisition. Issuance of any additional contingent shares will be recorded as additional purchase price and will be allocated upon resolution of the underlying contingency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses totaled $6.6 million for the nine months ended September 30, 2001 as compared to $9.8 million for the same period in 2000. Selling, general and administrative expenses for 2001 and 2000 consisted primarily of employee compensation, amounts paid for outside professional services, and rent expense. The decrease in 2001 selling, general and administrative expenses, as compared to 2000, is primarily related to decreased 2001 sales and marketing spending for the period. Our selling, general and administrative expenses may fluctuate from period to period and such fluctuations may be significant. Future selling, general and administrative expenses will depend on the level of our future development and commercialization activities and the commercial availability of our products. We expect that our selling, general and administrative expenses will increase in future periods that immediately precede and follow our first product launch.

RESTRUCTURING EXPENSE

      Restructuring expense totaled $2.3 million for the nine months ended September 30, 2001 as compared to no expense for the same period in 2000. In August 2001, we announced and began a restructuring of our development activities and overall operations designed to lower our near term monthly cash usage and to focus our financial and human resources on activities that are expected to have the highest probability of near term regulatory approval and economic return. This focus includes weighting our resources towards our drug candidates in Phase III development, eliminating most resources dedicated to basic research, and reducing resources dedicated to sales, marketing and general administration.

INTEREST INCOME, NET

      Net interest income totaled $2.8 million for the nine months ended September 30, 2001 as compared to $6.0 million for the same period in 2000. The significant decrease in 2001 interest income, as compared to 2000, is due to smaller average investment balances in 2001 and lower short-term interest rates. Future interest income will depend on our future cash and investment balances and the return on these investments. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations since inception (July 12, 1995) through September 30, 2001 primarily with the net proceeds received from private placements of equity securities, which have provided aggregate net proceeds of approximately $190.3 million, and from initial and secondary public offerings, which have provided aggregate net proceeds of approximately $96.8 million, as well as net proceeds from the completion of our strategic alliance with Abbott Laboratories, including net proceeds from the sale of common stock and non-contingent research and development reimbursement of approximately $147.7 million. In November 2000, we entered into a $100.0 million Firm Underwritten Equity Facility, the Facility, that provided us the ability to sell our common stock in the public market through November 2003. We have raised approximately $807,000 in total net proceeds from the Facility. In October 2001, we terminated the Facility due to the added liquidity provided by the financing led by Warburg Pincus Private Equity VIII, L.P., the Warburg Pincus financing. Our financial position and liquidity have been further enhanced through the second closing of the Warburg Pincus financing which took place on October 10, 2001 and which resulted in approximately $46.6 million of net proceeds to be recorded in our fourth quarter financial statements. See "--Equity Financings."

      At September 30, 2001, we had net working capital of $28.4 million, an increase of approximately $12.7 million over December 31, 2000. The increase in working capital is principally the result of three separate private equity financings completed during the nine-month period ending September 30, 2001, partially offset by use of funds for our normal operating expenses. Our principal sources of liquidity at September 30, 2001 were $48.5 million in cash and cash equivalents, $27.2 million in investments which are considered "available-for-sale," and $2.0 million of strategic corporate investments. The balance at September 30, 2001 reflected a $14.8 million increase of cash, cash equivalent and investment balances over those at December 31, 2000.

      Our working capital requirements may fluctuate in future periods depending on many factors, including the efficiency of manufacturing processes developed on our behalf by third parties, the cost of drugs supplied by third party contractors (including Abbott Laboratories), the magnitude, scope and timing of our drug development programs, the cost, timing and outcome of regulatory reviews and changes in regulatory requirements, costs under the license and/or option agreements relating to our drug candidates (including the costs of obtaining patent protection for our drug candidates), the timing and terms of business development activities related to current and new drug candidates, the rate of technological advances relevant to our operations, the timing, method and cost of the commercialization of our drug candidates, the level of required administrative and legal support, and the potential expansion of required facility space.

      Amounts payable by us in the future under our existing license and research agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain approval to commercialize drug candidates and the commercial success of approved drugs. Our existing license and research agreements, as of September 30, 2001, may require future cash payments of up to $83.0 million contingent on the achievement of development milestones, up to $30.0 million on the achievement of sales milestones, and $2.5 million of future research and development payments. One of our licensors has the option to receive $2.0 million of future milestone payments in shares of common stock, based on the then current market price, in lieu of a cash payment. We are also obligated to issue 250,000 shares of common stock if development milestones are achieved regarding compounds for the treatment of hepatitis B obtained in the acquisition of Avid Corporation. Additionally, we will pay royalties based on a percentage of net sales of each licensed product incorporating these drug candidates. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval of the licensed compound. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees under our existing license agreements could range from $50,000 if only a single drug candidate is approved for one indication, to $51.5 million if all drug candidates are approved for all indications. In addition, we have option agreements that allow us to obtain licenses on additional drug candidates in the future. Exercise of these option agreements would increase our license obligations.

      In August 2001, we announced and initiated a restructuring of our development activities and overall operations designed to lower our near term monthly cash usage. This reduction is expected to be accomplished by prioritizing the allocation of financial and human resources to the development of compounds in Phase III development which are expected to have the highest probability of near term regulatory approval and economic return. In addition, we are reducing resources dedicated to basic research, sales, marketing and general administration. In September 2001, we terminated our licensing and collaborative agreement with Arrow Therapeutics Limited. This collaboration had been established to identify and develop novel antiviral agents for the treatment of hepatitis C and required us to fund the screening program and to pay development milestones and royalty payments on sales of products which resulted from this collaboration. Our ability to achieve our reduced cash usage targets is subject to several risks including unanticipated cost overruns, delays in streamlining operations, the need to expand the magnitude and/or scope of existing development programs, the need to change the number and/or timing of clinical trials and unanticipated regulatory requirements.

      We believe that our existing cash, cash equivalents and investments (including the $46.6 million of net proceeds raised on October 10, 2001 in the second closing of the Warburg Pincus financing) will be adequate to satisfy our anticipated working capital requirements through the second quarter of 2003. We expect that we will be required to raise additional capital to fund our future operations through equity or debt financings or from other sources. We may also consider modifying the timing or scope of our clinical programs or out-licensing one or more of our compounds which may impact our anticipated capital requirements. We cannot assure you that additional funding will be available on favorable terms from any of these sources or at all. See "--Risk and Uncertainties-- If we need additional funds and are unable to raise them, we will have to curtail or cease operations."

EQUITY FINANCINGS

      On August 24, 2001, we entered into a purchase agreement with Warburg Pincus for the sale of 28,301,887 shares of common stock in a two-stage private placement at a purchase price of $2.65 per share. On the same day, the first closing of the private placement occurred and we issued 9,628,002 shares of common stock for net proceeds totaling approximately $24.0 million.

      The purchase agreement provided for the sale of an additional 13,756,885 shares of our common stock to Warburg Pincus and an additional 4,917,000 shares of common stock to other investors (including QFinance, Inc., a related party) at a purchase price of $2.65 per share in a second closing subject to several conditions, including stockholder approval of the sale. Stockholder approval and the second closing occurred on October 10, 2001 and resulted in net proceeds totaling approximately $46.6 million which will be recorded in our fourth quarter financial statements. In the purchase agreement with Warburg Pincus, we agreed to register the shares of common stock sold in both closings, to cause two individuals nominated by Warburg Pincus to be appointed to the Board of Directors, and granted Warburg Pincus rights to participate in certain future sales of common stock. Accordingly, we filed a registration statement with the Securities and Exchange Commission on October 18, 2001 covering the resale of 28,301,887 shares of common stock; two additional directors affiliated with Warburg Pincus were elected to the Board of Directors; and Warburg Pincus has the right to participate proportionally in future equity financings, as long as Warburg Pincus owns approximately 5,846,000 shares of our outstanding common stock.

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

      In July 2001, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards, SFAS, No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." The objectives of SFAS No. 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS."

      We intend to adopt SFAS No. 142 and 144 as of January 1, 2002, and SFAS No. 143 as of January 1, 2003, as required. Adoption of SFAS Nos. 141, 142 and 143 are not expected to have any financial impact, and we are currently assessing the impact of SFAS 144 on our consolidated financial position, results of operations and cash flows.

RISK AND UNCERTAINTIES

      IN ADDITION TO THE OTHER INFORMATION IN THIS DOCUMENT, THE FOLLOWING RISKS AND UNCERTAINTIES SHOULD BE CAREFULLY CONSIDERED IN EVALUATING TRIANGLE AND ITS BUSINESS.

ALL OF OUR DRUG CANDIDATES ARE IN DEVELOPMENT AND WE MAY NEVER SUCCESSFULLY COMMERCIALIZE THEM.

      Some of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances. The regulatory authorities have not approved any of our drug candidates. We do not expect any of our drug candidates to be commercially available until at least the year 2003. There are many reasons that we may fail in our efforts to develop our drug candidates, including that:

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER ACHIEVE PROFITABILITY.

      We formed Triangle in July 1995 and have incurred losses since our inception. At September 30, 2001, our accumulated deficit was $393.2 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so until at least the year 2003. In addition, we expect annual losses to continue over the next several years as a result of our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitability.

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

      We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. We believe that our existing cash, cash equivalents and investments, considering our recent steps to reduce cash usage and completed financings (including the sale of shares to Warburg Pincus and other investors on October 10, 2001), will be adequate through the second quarter of 2003. We expect that we will need additional future financings to fund our operations. We cannot assure you that available sources of funds will be sufficient to meet our future needs. In addition, we cannot assure you that we will receive the contingent development milestone payments under our strategic alliance with Abbott Laboratories, the Abbott Alliance. We may not be able to obtain adequate financing to fund our operations, and any additional financing we obtain may be on terms that are not favorable to us. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs, to enter into new collaborative arrangements or to modify the Abbott Alliance on terms that may not be favorable to us. These collaborative arrangements or modifications could result in the transfer of valuable rights to third parties. In addition, we may acquire technologies and drug candidates that would increase our working capital requirements.

BECAUSE WE MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS REQUIRED FOR COMMERCIALIZATION OF OUR DRUG CANDIDATES, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

      To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and the regulatory environment varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate, as occurred with mozenavir dimesylate, or could result in regulatory authorities refusing to approve the drug candidate for any and all targeted indications. In 2000, the South African Medicines Control Council terminated one of our phase III clinical studies, study FTC-302, for our drug candidate Coviracil and the Food and Drug Administration, the FDA, issued a clinical hold on the study. Our planned submission of an U.S. New Drug Application for Coviracil will likely be delayed until data from our ongoing FTC-301 study is available for inclusion in the filing. We, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.

CLINICAL TRIALS MAY TAKE LONGER TO COMPLETE AND COST MORE THAN WE EXPECT, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO COMMERCIALIZE DRUG CANDIDATES AND ACHIEVE PROFITABILITY.

      Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

      o     the size of the patient population,
      o     the nature of the protocol,
      o     the proximity of patients to clinical sites,
      o     the eligibility criteria for the clinical trial, and
      o     the perceived benefit of participating in a clinical trial.

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

      COVIRACIL (EMTRICITABINE)

      Coviracil, a purified form of FTC, belongs to the same general class of nucleosides as lamivudine. In the United States, the FDA has approved lamivudine for the treatment of hepatitis B and for use in combination with zidovudine, also known as AZT, for the treatment of HIV. Regulatory authorities have approved lamivudine for the treatment of hepatitis B and for use in combination with other nucleoside analogues for the treatment of HIV in a number of other countries. GlaxoSmithKline plc, Glaxo, currently sells lamivudine for the treatment of HIV and hepatitis B under a license agreement with Shire Pharmaceuticals Group, plc. Shire Pharmaceuticals obtained its rights under this license agreement through a merger with BioChem Pharma, Inc. We obtained rights to Coviracil under a license from Emory University. In 1990 and 1991, Emory filed in the United States and then in numerous foreign countries patent applications with claims to compositions of matter and methods to treat HIV and hepatitis B with Coviracil. In 1991, Yale University filed in the United States patent applications on FTC, including emtricitabine and its use to treat hepatitis B, and subsequently licensed its rights under those patent applications to Emory. Our license arrangement with Emory includes all rights to Coviracil and its uses claimed in the Yale patent applications.

      HIV. Emory received a United States patent in 1993 covering a method to treat HIV with Coviracil. Emory has also received United States and European patents containing composition of matter claims that cover Coviracil. BioChem Pharma, now Shire Pharmaceuticals, filed a patent application in the United States in 1989 and received a patent in 1991 covering a group of nucleosides in the same general class as Coviracil, but which did not include Coviracil. Shire Pharmaceuticals filed foreign patent applications in 1990, which expanded on its 1989 United States patent application to include FTC among a large class of nucleosides. The foreign patent applications are pending in many countries and patents have been issued in a number of countries with claims directed to FTC that may cover Coviracil and its use to treat HIV. In addition, Shire Pharmaceuticals filed a United States patent application in 1991 specifically directed to Coviracil. Shire Pharmaceuticals has received two patents in the United

States based on this patent application, one directed to Coviracil and the other directed to a method for treating viral diseases with Coviracil. The Patent and Trademark Office has determined that there are conflicts between both Shire Pharmaceuticals patents and patent applications filed by Emory because they have overlapping claims to the same technology. The Patent and Trademark Office is conducting two adversarial proceedings, interferences, to determine whether Shire Pharmaceuticals or Emory is entitled to the patent claims in dispute regarding Shire Pharmaceuticals' two issued patents. On July 5, 2001, the Patent and Trademark Office issued a decision awarding the patent on the method for treating HIV with Coviracil to Emory and ruled that Shire Pharmaceuticals' patent on that subject matter is invalid. The time to appeal this decision has now expired. The decision is therefore final. Emory may not prevail in the remaining adversarial proceeding, and the proceeding may also delay the decision of the Patent and Trademark Office regarding Emory's patent application. Shire Pharmaceuticals also filed patent applications in many foreign countries based on its 1991 United States patent application and has received patents in some of these countries. Shire Pharmaceuticals may have additional patent applications pending in the United States.

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

      United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. As indicated above, the Patent and Trademark Office is conducting three adversarial proceedings in connection with the emtricitabine technology. We cannot assure you that a court or administrative body would hold our licensed patents valid or would find an alleged infringer to be infringing. Further, the license and option agreements with Emory, the University of Georgia, The Regents of the University of California, The DuPont Pharmaceuticals Company, Mitsubishi Pharma Corporation (formerly, Mitsubishi-Tokyo Pharmaceuticals,

Inc.) and Dynavax provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that we generally must reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale and the University of Georgia, the licensors of clevudine to Bukwang Pharm. Ind. Co., Ltd., are primarily responsible for patent prosecution activities with respect to clevudine at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any patent proceedings unless our licensors elect not to institute or to abandon the proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part on the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

BECAUSE WE MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF OUR TRADE SECRETS AND KNOW-HOW, WE MAY LOSE A COMPETITIVE ADVANTAGE.

      We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on technologies to which we do not have exclusive rights or which may not be patentable or proprietary and may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and our corporate name and logo, as well as the marks Coactinon(R) and Coviracil(R). We have received Canadian trademark registrations for the marks Coactinon(R) and Coviracil(R). We have also received registrations in the European Union for the mark Coactinon(R) and our corporate logo. Our pending application in the European Union for the mark Coviracil(TM) has been opposed by Orsem, based on registrations for the mark Coversyl in various countries, and Les Laboratories Serveir, based on a French registration for the mark Coversyl. We do not believe that the marks Coviracil and Coversyl are confusingly similar, but, in the event they are found to be confusingly similar, we may need to adopt a different product name for emtricitabine in the applicable jurisdictions. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

THE COSTS AND TIME REQUIRED TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATIONS COULD PREVENT OR DELAY THE COMMERCIALIZATION OF OUR PRODUCTS.

      In addition to preclinical testing, clinical trials and other approval procedures for human pharmaceutical products, we are subject to numerous domestic and international regulations covering the development and registration of pharmaceutical products. These regulations affect:

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

IF WE ARE NOT ABLE TO SUCCESSFULLY MANUFACTURE OUR DRUG CANDIDATES, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

      We do not have any internal manufacturing capacity and we rely on third party manufacturers for the manufacture of all of our clinical trial material. We plan to use our existing relationships or to establish relationships with additional third party manufacturers for products that we develop. The terms of the Abbott Alliance provide that Abbott Laboratories will manufacture all or a portion of our product requirements for those products that are or become covered by the Abbott Alliance. We may be unable to maintain our relationship with Abbott or to establish or maintain relationships with other manufacturers on acceptable terms, and manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis. Our dependence on third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, third party manufacturers may encounter manufacturing or quality control problems in manufacturing our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

BECAUSE WE DEPEND ON THIRD PARTIES, WE MAY BE UNABLE TO SUCCESSFULLY MARKET, SELL OR DISTRIBUTE PRODUCTS WE DEVELOP.

      In the United States, we currently intend to market the products covered by the Abbott Alliance in collaboration with Abbott and to market other products that we successfully develop, that do not become part of the Abbott Alliance, through a direct sales force or through arrangements or collaborations with third parties. Outside of the United States, we expect Abbott to market products covered by the Abbott Alliance and, for any other drug candidates that we successfully develop that do not become part of the Abbott Alliance, we intend to market and sell through arrangements or collaborations with third parties. In addition, we expect Abbott to handle the distribution and sale of products covered by the Abbott Alliance both inside and outside the United States. With respect to the United States, our ability to market the products that we successfully develop may be contingent on recruitment, training and deployment of a sales and marketing force as well as the performance of Abbott under the Abbott Alliance. We may be unable to establish marketing or sales capabilities or to maintain arrangements or enter into new arrangements with third parties to perform those activities on favorable terms. In addition, third parties may have significant control or influence over important aspects of the commercialization of our drug candidates, including market identification, marketing methods, pricing, composition of sales force and promotional activities.

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

      The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been considered in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement and/or adoption of proposals could have an adverse effect on our ability to earn profits and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices for medical products and services. Present combination treatment regimens for the treatment of HIV are expensive and costs may increase as new combinations are developed. These costs have resulted in limitations in the reimbursement available from third party payors for the treatment of HIV infection, and we expect these limitations will continue in the future. Third party payors may not consider products we may bring to the market cost effective and may not reimburse the consumer sufficiently to allow us to sell our products on a profitable basis.

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

OUR CONTROLLING STOCKHOLDERS MAY MAKE DECISIONS YOU DO NOT CONSIDER TO BE IN YOUR BEST INTEREST.

      As of October 15, 2001, our directors, executive officers and their affiliates, excluding Abbott and Warburg Pincus, owned approximately 12.8% of our outstanding common stock. Abbott owned approximately 10.3% of our outstanding common stock and Warburg Pincus owned approximately 30.4% of our outstanding common stock. Under the terms of the Abbott Alliance, Abbott has the right to purchase additional shares of our common stock up to a maximum aggregate percentage of 21% of our outstanding common stock and has rights to purchase shares directly from us in order to maintain its existing level of ownership. For so long as Warburg Pincus continues to own at least 5,846,222 shares of our common stock and at least 10% of our outstanding common stock, Warburg Pincus has the right to participate in any sales of equity securities by Triangle, other than sales in connection with a registered underwritten offering, a merger or similar transaction or a stock option or similar plan, in proportion to the percentage of all outstanding securities of Triangle held by Warburg Pincus at the time of the transaction. Abbott has the right to designate one person to serve as a member of our Board of Directors and Warburg Pincus has the right to designate two people to serve as members of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

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

      o actual or anticipated variations in our operating results, including targeted cash usage, due to the level of development expenses and other factors,
      o changes in financial estimates by securities analysts and whether our earnings meet or exceed analysts' estimates,
      o     conditions and trends in the pharmaceutical and other industries,
      o     new accounting standards,
      o general economic, political and market conditions and other factors, and
      o     the occurrence of any of the risks described in these "Risk
            Factors."

      In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action law suits have often been brought against those companies. If we face litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact our business.

APPROXIMATELY 28,000,000 SHARES OF OUR COMMON STOCK MAY BE SOLD WITHOUT RESTRICTION AND APPROXIMATELY 38,950,000 SHARES ARE REGISTERED FOR SALE. SALES OF A LARGE NUMBER OF OUR SHARES MAY CAUSE OUR STOCK PRICE TO FALL EVEN IF OUR BUSINESS IS DOING WELL.

      If our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could decline. As of October 15, 2001, there were 76,816,387 shares of common stock outstanding, of which approximately 28,000,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 42,200,000 shares have rights to cause us to register their shares for sale to the public. We have filed registration statements to register the sale of approximately 38,950,000 of these shares. In addition, Abbott will have the right on or after June 30, 2002 to cause us to register for resale in the public market the 6,571,428 shares of common stock purchased at the closing of the Abbott Alliance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

      Triangle is exposed to various market risks, including changes in foreign currency exchange rates, investment market value and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. At September 30, 2001, we had no forward foreign currency contracts, but had approximately $250,000 of investments in foreign currencies to hedge foreign currency commitments. We have, however, established policies and procedures for market risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The following discusses our exposure to risks related to changes in interest rates, foreign currency exchange rates and investment market value.

INTEREST RATE SENSITIVITY

      Triangle is subject to interest rate risk on its investment portfolio. We maintain an investment portfolio consisting primarily of high quality money market instruments, government and corporate bonds. Our portfolio has a current average maturity of less than 12 months. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10 percent from levels at September 30, 2001, we expect that the fair value of our investment portfolio would decline by an immaterial aggregate amount primarily due to the relatively short maturity of the portfolio. At September 30, 2001, our portfolio consisted of approximately $15.7 million of investments maturing within one year and approximately $11.5 million of investments maturing after one year but within 30 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our consolidated operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

      The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency-hedging program. The goal of our hedging program is to establish fixed exchange rates on firm foreign currency cash outflows and to minimize the impact to Triangle of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At September 30, 2001, Triangle had no forward foreign currency contracts, but had investments in foreign currencies totaling approximately $250,000 used to hedge foreign currency commitments. The purchase and the holding of foreign currencies are governed by established corporate policies and procedures and are entered into when management determines this methodology to be in our best interests. These investments are subject to both foreign currency risk and interest rate risk. The hypothetical loss associated with a 10 percent devaluation of these foreign currencies would not materially affect our consolidated operating results, financial position or cash flow.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

c.    Issuance of Unregistered Securities

      On August 24, 2001, we entered into a purchase agreement with Warburg Pincus for the sale of 28,301,887 shares of common stock in a two-stage private placement at a purchase price of $2.65 per share. On the same day, the first closing of the private placement occurred and we issued 9,628,002 shares of common stock for net proceeds totaling approximately $24.0 million. The purchase agreement provided for the additional sale of 18,673,885 shares of our common stock to Warburg Pincus and other investors at a purchase price of $2.65 per share in a second closing subject to several conditions, including stockholder approval of the sale. Stockholder approval and the second closing occurred on October 10, 2001 and resulted in net proceeds totaling approximately $46.6 million which will be recorded in our fourth quarter financial statements.

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

      On August 24, 2001, we filed a current report of Form 8-K announcing our completion of a private placement of 9,628,002 newly issued shares of common stock to Warburg Pincus.

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TRIANGLE PHARMACEUTICALS, INC.

Date: November 9, 2001                    By: /s/ CHRIS A. RALLIS
                                              ------------------------------
                                          Chris A. Rallis
                                          President and Chief Operating Officer


                                 TRIANGLE PHARMACEUTICALS, INC.

Date: November 9, 2001                    By: /s/ ROBERT F. AMUNDSEN, JR.
                                              ------------------------------
                                          Robert F. Amundsen, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer