Form 10-Q
period 2002-06-30
TRIANGLE PHARMACEUTICALS INC
filed 2002-08-13
CIK 1022622

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of June 30, 2002, there were 76,861,837 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         TRIANGLE PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                      June 30, 2002 (unaudited) and December 31, 2001........................................ 3

                  Condensed Consolidated Statements of Operations (unaudited) -
                      Three and Six Months Ended June 30, 2002 and June 30, 2001
                      and Period From Inception (July 12, 1995) Through June 30, 2002........................ 4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                      Six Months Ended June 30, 2002 and June 30, 2001 and
                      Period From Inception (July 12, 1995) Through June 30, 2002............................ 5

                  Condensed Consolidated Statements of Stockholders' Equity -
                      Period From Inception (July 12, 1995) Through
                      June 30, 2002 (unaudited)............................................................ 6-7

                  Notes to Condensed Consolidated Financial Statements (unaudited)........................ 8-10

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................................ 11-28

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................ 29

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders....................................... 30

         Item 6.  Exhibits and Reports on Form 8-K.......................................................... 31

         Signatures......................................................................................... 32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2002                2001
                                                                               ---------------     ---------------
                                                                                 (UNAUDITED)
ASSETS
------

Current assets:
     Cash and cash equivalents.............................................    $        43,872     $        64,994
     Investments...........................................................             29,690              21,280
     Interest receivable...................................................                736                 798
     Receivable from collaborative partner.................................                549                 480
     Prepaid expenses......................................................                406                 641
                                                                               ---------------     ---------------
        Total current assets...............................................             75,253              88,193
Property, plant and equipment, net.........................................              3,334               4,091
Investments................................................................              8,628              21,881
                                                                               ---------------     ---------------

        Total assets.......................................................    $        87,215     $       114,165
                                                                               ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable......................................................    $         4,735     $        11,884
     Payable to collaborative partner......................................              1,293               2,645
     Debt-current..........................................................              1,285               1,454
     Accrued expenses......................................................             15,004              13,923
     Deferred revenue......................................................              4,139               4,139
                                                                               ---------------     ---------------
        Total current liabilities..........................................             26,456              34,045
Debt-noncurrent............................................................              1,097               1,680
Deferred revenue...........................................................             12,417              14,487
                                                                               ---------------     ---------------
        Total liabilities..................................................             39,970              50,212
                                                                               ---------------     ---------------
Commitments and contingencies (See notes 4, 5 and 7).......................                 --                  --
Stockholders' equity:
     Convertible Preferred Stock, $0.001 par value; 10,000 shares
        authorized; 0 shares issued and outstanding........................                 --                  --
     Common Stock, $0.001 par value; 175,000 shares authorized;
        76,862 and 76,829 shares issued and outstanding, respectively......                 77                  77
     Additional paid-in capital............................................            470,633             470,478
     Accumulated deficit during development stage..........................           (423,615)           (406,895)
     Accumulated other comprehensive income................................                150                 293
                                                                               ---------------     ---------------
        Total stockholders' equity.........................................             47,245              63,953
                                                                               ---------------     ---------------

        Total liabilities and stockholders' equity.........................    $        87,215     $       114,165
                                                                               ===============     ===============

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

                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,       (JULY 12, 1995)
                                        --------------------------------    -------------------------------       THROUGH
                                             2002              2001              2002             2001          JUNE 30, 2002
                                        --------------    --------------    --------------   --------------    ---------------
Revenue:
  Collaborative revenue...............  $        1,035    $        1,744    $        2,070   $        3,489    $       15,158

Operating expenses:
  License fees........................             109               858               218            1,953            26,780
  Development.........................          14,808            20,798            26,771           42,638           367,396
  Purchased research and development..              --                --                --               --            18,178
  Selling, general and administrative.           1,612             2,251             3,015            4,959            60,417
  Restructuring.......................              --                --                --               --             2,342
                                        --------------    --------------    --------------   --------------    --------------
    Total operating expenses..........          16,529            23,907            30,004           49,550           475,113
                                        --------------    --------------    --------------   --------------    --------------
Loss from operations..................         (15,494)          (22,163)          (27,934)         (46,061)         (459,955)
Gain (loss) on investments, net.......               2               (13)                5               67            (1,355)
Interest income, net..................             558             1,013             1,209            1,973            27,695
Other income..........................              --                --            10,000               --            10,000
                                        --------------    --------------    --------------   --------------    --------------

Net loss..............................  $      (14,934)   $      (21,163)   $      (16,720)  $      (44,021)   $     (423,615)
                                        ==============    ==============    ==============   ==============    ==============

Basic and diluted net loss per common
  share...............................  $        (0.19)   $        (0.45)   $        (0.22)  $        (0.99)
                                        ==============    ==============    ==============   ==============
Shares used in computing basic and
  diluted net loss per common share...          76,855            47,331            76,846           44,326
                                        ==============    ==============    ==============   ==============

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

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                     SIX MONTHS ENDED JUNE 30,        (JULY 12, 1995)
                                                               ----------------------------------         THROUGH
                                                                     2002               2001           JUNE 30, 2002
                                                               ---------------    ---------------     ---------------
Cash flows from operating activities:
Net loss..................................................     $       (16,720)   $       (44,021)    $      (423,615)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization...........................                 756                994               7,083
  (Gain) loss from disposal of property, plant
    and equipment.........................................                  (9)                 1                 154
  (Gain) loss on investments..............................                  (5)               (67)              1,356
  Purchased research and development......................                  --                 --              18,178
  Stock-based compensation................................                  45                 --               2,114
  Change in assets and liabilities:
    Receivables...........................................                  (7)               758              (1,285)
    Prepaid expenses......................................                 235               (622)               (406)
    Accounts payable......................................              (8,501)            (2,759)              6,028
    Accrued expenses......................................               1,081              5,040              15,004
    Deferred revenue......................................              (2,070)            (3,489)             16,556
                                                               ---------------    ---------------     ---------------
Net cash used by operating activities.....................             (25,195)           (44,165)           (358,833)
                                                               ---------------    ---------------     ---------------
Cash flows from investing activities:
  Purchase of investments.................................              (7,749)            (7,281)           (354,020)
  Proceeds from sale and maturity of investments..........              12,454             36,520             314,496
  Proceeds from sale of property, plant
    and equipment.........................................                  77                  1                 751
  Purchase of property, plant and equipment...............                 (67)              (456)            (11,146)
  Acquisition of Avid Corporation, net of cash acquired...                  --                 --              (3,053)
                                                               ---------------    ---------------     ---------------
Net cash provided (used) by investing activities..........               4,715             28,784             (52,972)
                                                               ---------------    ---------------     ---------------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs............                  60             54,493             452,220
  Sale of options under salary investment option
    grant program.........................................                  49                 47                 432
  Proceeds from stock options/warrants exercised..........                   1                286                 909
  Proceeds from notes payable.............................                  --                 --               3,793
  Equipment financing.....................................                  47                 --                 401
  Principal payments on capital lease obligations
    and notes payable.....................................                (799)                (7)             (2,078)
                                                               ---------------    ---------------     ---------------
Net cash (used) provided by financing activities..........                (642)            54,819             455,677
                                                               ---------------    ---------------     ---------------
Net (decrease) increase in cash and cash equivalents......             (21,122)            39,438              43,872
Cash and cash equivalents at beginning of period..........              64,994             14,055                  --
                                                               ---------------    ---------------     ---------------
Cash and cash equivalents at end of period................     $        43,872    $        53,493     $        43,872
                                                               ===============    ===============     ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            CONVERTIBLE
                                          PREFERRED STOCK                             COMMON STOCK           ADDITIONAL
                                     ------------------------                   ------------------------       PAID-IN
                                       SHARES        AMOUNT        WARRANTS       SHARES        AMOUNT         CAPITAL
                                     ----------    ----------     ----------    ----------    ----------     ----------
Initial sale of stock............           933    $        1     $       --         1,175    $        1     $      710
Additional sale of stock.........         4,249             4             --         1,495             2          3,137
Stock-based compensation.........            --            --             --            --            --             12
Comprehensive loss:
  Net loss.......................            --            --             --            --            --             --
                                     ----------    ----------     ----------    ----------    ----------     ----------
Balance, December 31, 1995.......         5,182             5             --         2,670             3          3,859
Sale of stock....................         3,756             4             --         4,943             5         59,506
Stock-based compensation.........            --            --            152           700             1          1,127
Stock options exercised..........            --            --             --           317            --             57
Conversion of Preferred to
  Common Stock...................        (8,938)           (9)            --         8,938             9             --
Comprehensive loss:
  Net loss.......................            --            --             --            --            --             --
                                     ----------    ----------     ----------    ----------    ----------     ----------
Balance, December 31, 1996.......            --            --            152        17,568            18         64,549
Sale of stock....................            --            --             --         2,014             2         29,521
Acquisition of Avid Corp.........            --            --             --           400            --          8,117
Sale of stock options............            --            --             --            --            --             70
Stock-based compensation.........            --            --            (38)           --            --             --
Stock options exercised..........            --            --             --            13            --              3
Comprehensive loss:
  Net loss.......................            --            --             --            --            --             --
                                     ----------    ----------     ----------    ----------    ----------     ----------
Balance, December 31, 1997.......            --            --            114        19,995            20        102,260
Sale of stock....................           170            --             --         8,868             9        116,325
Sale of stock options............            --            --             --            --            --             97
Stock-based compensation.........            --            --             --            --            --             --
Stock options exercised..........            --            --             --             8            --              1
Comprehensive loss:
  Change in unrealized
   gains/(losses) on
   investments...................            --            --             --            --            --             --
  Net loss.......................            --            --             --            --            --             --
                                     ----------    ----------     ----------    ----------    ----------     ----------
Balance, December 31, 1998.......           170            --            114        28,871            29        218,683
Sale of stock....................            --            --             --         6,605             7        116,211
Sale of stock options............            --            --             --            --            --             95
Stock-based compensation.........            --            --             --             6            --            101
Stock options/warrants
  exercised......................            --            --           (114)          296            --            479
Conversion of Preferred to
  Common Stock...................          (170)           --             --         1,700             2             (2)
Purchased in-process
  research and development
  costs..........................            --            --             --           100            --          1,247
Comprehensive loss:
  Reclassification  adjustment
   for gains/(losses) in net
   loss..........................            --            --             --            --            --             --
  Change in unrealized
   gains/(losses) on
   investments...................            --            --             --            --            --             --
  Net loss.......................            --            --             --            --            --             --
                                     ----------    ----------     ----------    ----------    ----------     ----------
Balance, December 31, 1999.......            --    $       --     $       --        37,578    $       38     $  336,814

                                                                        ACCUMULATED
                                                      COMPREHENSIVE        OTHER
                                      ACCUMULATED        INCOME        COMPREHENSIVE       DEFERRED
                                        DEFICIT          (LOSS)        INCOME/(LOSS)     COMPENSATION          TOTAL
                                      -----------     -------------    -------------     ------------       -----------
Initial sale of stock............     $        --      $                $        --      $        --        $       712
Additional sale of stock.........              --                                --               --              3,143
Stock-based compensation.........              --                                --              (12)                --
Comprehensive loss:
  Net loss.......................            (967)            (967)              --               --               (967)
                                      -----------      -----------      -----------      -----------        -----------
Balance, December 31, 1995.......            (967)            (967)              --              (12)             2,888
Sale of stock....................              --                                --               --             59,515
Stock-based compensation.........              --                                --             (141)             1,139
Stock options exercised..........              --                                --              (26)                31
Conversion of Preferred to
  Common Stock...................              --                                --               --                 --
Comprehensive loss:
  Net loss.......................         (10,917)         (10,917)              --               --            (10,917)
                                      -----------      -----------      -----------      -----------        -----------
Balance, December 31, 1996.......         (11,884)         (10,917)              --             (179)            52,656
Sale of stock....................              --                                --               --             29,523
Acquisition of Avid Corp.........              --                                --               --              8,117
Sale of stock options............              --                                --               --                 70
Stock-based compensation.........              --                                --               48                 10
Stock options exercised..........              --                                --                6                  9
Comprehensive loss:
  Net loss.......................         (37,668)         (37,668)              --               --            (37,668)
                                      -----------      -----------      -----------      -----------        -----------
Balance, December 31, 1997.......         (49,552)         (37,668)              --             (125)            52,717
Sale of stock....................              --                                --               --            116,334
Sale of stock options............              --                                --               --                 97
Stock-based compensation.........              --                                --               48                 48
Stock options exercised..........              --                                --                7                  8
Comprehensive loss:
  Change in unrealized
   gains/(losses) on
   investments...................              --               18               18               --                 18
  Net loss.......................         (67,271)         (67,271)              --               --            (67,271)
                                      -----------      -----------      -----------      -----------        -----------
Balance, December 31, 1998.......        (116,823)         (67,253)              18              (70)           101,951
Sale of stock....................              --                                --               --            116,218
Sale of stock options............              --                                --               --                 95
Stock-based compensation.........              --                                --               58                159
Stock options/warrants
  exercised......................              --                                --               12                377
Conversion of Preferred to
  Common Stock...................              --                                --               --                 --
Purchased in-process
  research and development
  costs..........................              --                                --               --              1,247
Comprehensive loss:
  Reclassification  adjustment
   for gains/(losses) in net
   loss..........................              --              (21)             (21)              --                (21)
  Change in unrealized
   gains/(losses) on
   investments...................              --             (132)            (132)              --               (132)
  Net loss.......................        (104,621)        (104,621)              --               --           (104,621)
                                      -----------      -----------      -----------      -----------        -----------
Balance, December 31, 1999.......     $  (221,444)     $  (104,774)     $      (135)     $        --        $   115,273

(CONTINUED)

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            CONVERTIBLE
                                          PREFERRED STOCK                                 COMMON STOCK            ADDITIONAL
                                      ------------------------                     -------------------------        PAID-IN
                                        SHARES        AMOUNT         WARRANTS        SHARES         AMOUNT          CAPITAL
                                      ---------     ----------      ----------     ----------     ----------      ----------
(CONTINUED)
Sale of stock....................            --     $       --      $       --            326     $        1      $    1,608
Sale of stock options............            --             --              --             --             --              52
Stock-based compensation.........            --             --              --             --             --             348
Stock options/warrants
  exercised......................            --             --              --            225             --             378
Purchased in-process research
  and development costs..........            --             --              --            400             --           5,350
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss..........................            --             --              --             --             --              --
  Change in unrealized
   gains/(losses) on
   investments...................            --             --              --             --             --              --
  Net loss.......................            --             --              --             --             --              --
                                      ---------     ----------      ----------     ----------     ----------      ----------
Balance, December 31, 2000.......            --             --              --         38,529             39         344,550
Sale of stock....................           200             --              --         36,058             36         125,070
Sale of stock options............            --             --              --             --             --              68
Stock-based compensation.........            --             --              --             --             --             183
Stock options/warrants
  exercised......................            --             --              --            142             --             289
Purchased in-process research
  and development costs..........            --             --              --            100             --             320
Conversion of Preferred to
  Common Stock...................          (200)            --              --          2,000              2              (2)
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss..........................            --             --              --             --             --              --
  Change in unrealized
   gains/(losses) on
   investments...................            --             --              --             --             --              --
  Net loss.......................            --             --              --             --             --              --
                                      ---------     ----------      ----------     ----------     ----------      ----------
Balance, December 31, 2001.......            --             --              --         76,829             77         470,478
(UNAUDITED)
Sale of stock....................            --             --              --             22             --              60
Sale of stock options............            --             --              --             --             --              49
Stock-based compensation.........            --             --              --             --             --              45
Stock options/warrants
 exercised.......................            --             --              --             11             --               1
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss..........................            --             --              --             --             --              --
  Change in unrealized
   gains/(losses) on
   investments...................            --             --              --             --             --              --
  Net loss.......................            --             --              --             --             --              --
                                      ---------     ----------      ----------     ----------     ----------      ----------
Balance, June 30, 2002...........            --     $       --      $       --         76,862     $       77      $  470,633
                                      =========     ==========      ==========     ==========     ==========      ==========

                                                                      ACCUMULATED
                                                    COMPREHENSIVE       OTHER
                                      ACCUMULATED      INCOME        COMPREHENSIVE     DEFERRED
                                        DEFICIT        (LOSS)        INCOME/(LOSS)   COMPENSATION      TOTAL
                                      -----------    ------------    -------------   ------------   -----------
(CONTINUED)
Sale of stock....................     $        --    $                $        --    $        --    $     1,609
Sale of stock options............              --                              --             --             52
Stock-based compensation.........              --                              --             --            348
Stock options/warrants
  exercised......................              --                              --             --            378
Purchased in-process research
  and development costs..........              --                              --             --          5,350
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss..........................              --            133              133             --            133
  Change in unrealized
   gains/(losses) on
   investments...................              --            163              163             --            163
  Net loss.......................        (109,525)      (109,525)              --             --       (109,525)
                                      -----------    -----------      -----------    -----------    -----------
Balance, December 31, 2000.......        (330,969)      (109,229)             161             --         13,781
Sale of stock....................              --                              --             --        125,106
Sale of stock options............              --                              --             --             68
Stock-based compensation.........              --                              --             --            183
Stock options/warrants
  exercised......................              --                              --             --            289
Purchased in-process research
  and development costs..........              --                              --             --            320
Conversion of Preferred to
  Common Stock...................              --                              --             --             --
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss..........................              --            (57)             (57)            --            (57)
  Change in unrealized
   gains/(losses) on
   investments...................              --            189              189             --            189
  Net loss.......................         (75,926)       (75,926)              --             --        (75,926)
                                      -----------    -----------      -----------    -----------    -----------
Balance, December 31, 2001..             (406,895)       (75,794)             293             --         63,953
(UNAUDITED)
Sale of stock....................              --                              --             --             60
Sale of stock options............              --                              --             --             49
Stock-based compensation.........              --                              --             --             45
Stock options/warrants
  exercised......................              --                              --             --              1
Comprehensive loss:
  Reclassification adjustment
   for gains/(losses) in net
   loss..........................              --            (42)             (42)            --            (42)
  Change in unrealized
   gains/(losses) on
   investments...................              --           (101)            (101)            --           (101)
  Net loss.......................         (16,720)       (16,720)              --             --        (16,720)
                                      -----------    -----------      -----------    -----------    -----------
Balance, June 30, 2002...........     $  (423,615)   $   (16,863)     $       150    $        --    $    47,245
                                      ===========    ===========      ===========    ===========    ===========

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

3.        NET LOSS PER COMMON SHARE

          Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three and six month periods ended June 30, 2002 and 2001, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4.        LICENSING AGREEMENTS

          As of June 30, 2002, the Company has multiple license agreements for its drug candidates as well as a collaborative agreement to assist in the identification and development of other novel drug candidates. In the aggregate, these agreements may require future payments of up to $57,250 contingent upon the achievement of development milestones, up to $30,000 upon the achievement of sales milestones, and $1,563 of future research and development payments. The Company is also obligated to issue 250 shares of common stock if development milestones are achieved regarding compounds for the treatment of hepatitis B obtained in the Avid Corporation acquisition. Additionally, the Company will pay royalties ranging from 7.5% to 23.25% of net sales of each licensed product depending on drug candidate and net sales volume. The Company's license agreements also require minimum royalty payments commencing three years after regulatory approval of the licensed compound. Milestone payments are typically contingent on completing phases of clinical trials and receiving registrations for compounds. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $50 (if only a single drug candidate is approved for one indication) to $47,000 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.        CONTINGENCIES

          The Company is indirectly involved in several opposition and interference proceedings with Shire BioChem, Inc. and Shire Pharmaceuticals Group plc, (collectively, "Shire") and one lawsuit filed in Australia regarding the patent rights related to its licensed drug candidate, amdoxovir. Although the Company is not a named party in any of these proceedings, it is obligated to reimburse its licensors for certain legal expenses associated with these proceedings. In one of these patent opposition proceedings, on November 8, 2000, the Australian Patent Office held that several patent claims of Emory University ("Emory") directed to amdoxovir are not patentable over an earlier opposing patent. Emory has appealed this decision of the Australian Patent Office to the Australian Federal Court. If Emory and the Company are unsuccessful in the appeal, then the Company will not be able to sell amdoxovir in Australia without a license, which may not be available on reasonable terms or at all. Shire has also opposed Emory's and the University of Georgia Research Foundation, Inc.'s ("University of Georgia") granted claims on amdoxovir and its use to treat HIV at the European Patent Office. The Company cannot predict the outcome of these proceedings. The Company believes that an adverse judgment would not result in a material financial obligation to the Company, nor would the Company have to recognize an impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" as no amounts have been capitalized related to this drug candidate. However, any development in these proceedings adverse to the Company's interests could have a material adverse effect on the Company's future operations.

6.        RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach.

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

          The Company adopted SFAS Nos. 142 and 144 as of January 1, 2002, and expects to adopt SFAS No. 143 as of January 1, 2003, as required. Adoption of SFAS Nos. 142 and 144 did not have a significant impact, and the Company does not expect SFAS 143 to have a significant impact, on its consolidated financial position, results of operations and cash flows.

7.        SUBSEQUENT EVENTS

          On July 26, 2002, the Company entered into a Binding Material Terms Agreement with Shire, Emory, and the University of Georgia in which Shire agreed to enter into an exclusive royalty bearing license agreement with Emory and the University of Georgia covering Shire's patent rights in amdoxovir, that will be exclusively sublicensed to the Company. Emory, the University of Georgia and the Company also agreed to grant Shire an exclusive license to their respective patent rights in Shire's drug development candidate, BCH-13520. The parties are in the process of completing final license agreements. The remaining terms of the

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

agreements will be submitted for binding arbitration if the parties are unable to resolve them. In addition, Shire agreed to withdraw all adversarial proceedings against Emory's and the University of Georgia's patent rights covering amdoxovir and Emory agreed to withdraw all adversarial proceedings against Shire's patent rights covering amdoxovir. On July 29, 2002, Emory withdrew its appeal of the Opposition Decision of the European Patent Office of March 4, 1999 in which the Opposition Division ruled that Shire's European patent covering amdoxovir is valid. Amdoxovir and BCH-13520 are structurally similar and, if approved, are expected to directly compete in the HIV market.

          On July 30, 2002, the Company terminated its alliance with Abbott Laboratories ("Abbott"). In connection with this termination, the Company: reacquired all rights previously granted to Abbott for Coviracil(R) for the treatment of HIV and hepatitis B, amdoxovir, and clevudine; will no longer be required to provide Abbott a right of first discussion on all future compounds developed; will have access to two unsecured lines of credit totaling $42,500, subject to certain terms and conditions; executed a new manufacturing and supply agreement whereby Abbott will manufacture Coviracil; will forego rights to all remaining milestone payments and its right to co-promote Abbott's HIV product; granted a 1% royalty to Abbott on the first $200,000 of cumulative, worldwide Coviracil sales. In addition, this termination will result in all but $2,000 of remaining deferred revenue being recognized in the Company's third quarter 2002 results, resignation of Abbott's representative on the Board of Directors and termination of Abbott's right to purchase additional Triangle Common Stock.

          On August 5, 2002, Daniel G. Welch was appointed Chairman and Chief Executive Officer of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

          The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2001 Annual Report on Form 10-K as well as with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

          Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to developing our drug candidates, raising working capital, negotiating license and option arrangements for our drug candidates and recruiting personnel. We have not received any revenues from the sale of products and do not believe it likely that any of our drug candidates will be commercially available before the year 2003. As of June 30, 2002, our accumulated deficit was approximately $423.6 million.

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

          Our operating expenses are difficult to predict and will depend on several factors. Development expenses, including expenses for drug synthesis and manufacturing, preclinical testing and clinical research activities, will depend on the ongoing requirements of our drug development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities, but many of these expenditures will occur irrespective of whether our drug candidates are approved when anticipated or at all. Additionally, selling, general and administrative expenses will depend on the level and method of our commercialization activities. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001
-----------------------------------------

COLLABORATIVE REVENUE

          Revenue totaled $1.0 million for the three months ended June 30, 2002 as compared to $1.7 million for the same period in 2001. Revenue is solely related to collaborative revenue associated with our strategic alliance with Abbott Laboratories, the Abbott Alliance, and arises from $31.7 million of non-contingent research and development expense reimbursement, which is being amortized over the anticipated research and development arrangement period. The decrease in 2002 collaborative revenue, as compared to 2001, reflects an extension of the anticipated research and development period in which this reimbursement is to be recognized.

          We expect our collaboration revenue to increase significantly in the third quarter of 2002, as all but $2.0 million of the remaining deferred revenue associated with non-contingent research and development expense reimbursement will be recognized in association with the July 30, 2002 termination of the Abbott Alliance described below. As the entire $31.7 million reimbursement was received in prior fiscal years, there will be no cash inflows associated with future recognition of deferred revenue. See "--Subsequent Events".

LICENSE FEES

          License fees totaled $109,000 for the three months ended June 30, 2002 as compared to $858,000 for the same period in 2001. The decrease in 2002 license fee expense, as compared to 2001, is related to the timing and magnitude of milestone obligations and preservation payments under our license and option agreements for our portfolio of drug candidates, and has been impacted by the recent termination of several license agreements. Future license fees may consist of milestone payments or preservation payments under our license agreements, the amount of which could be substantial and the timing of which will depend on a number of factors that we cannot predict. These factors include, among others, the success of our drug development programs, the amount of capital available for allocation to individual drug candidates in our portfolio, the timing of regulatory submissions and the extent to which we may in-license or out-license drug candidates.

DEVELOPMENT EXPENSES

          Development expenses totaled $14.8 million for the three months ended June 30, 2002 as compared to $20.8 million for the same period in 2001. The decrease in 2002 development expenses, as compared to 2001, is due primarily to the discontinuation of certain development projects and moderated development spending associated with our restructuring in August of 2001 as well as a significant reduction in patent expense.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses totaled $1.6 million for the three months ended June 30, 2002 as compared to $2.3 million for the same period in 2001. The decrease in 2002 selling, general and administrative expenses, as compared to 2001, is primarily related to decreased 2002 sales and marketing spending for the period. Our selling, general and administrative expenses may fluctuate from period to period and such fluctuations may be significant. Future selling, general and administrative expenses will depend on the level of our future development and commercialization activities, and the commercial availability of our products. We expect that our selling, general and administrative expenses will increase in future periods that immediately precede and follow our first product launch.

GAINS (LOSSES) ON INVESTMENTS, NET

          Gains on investments totaled $2,000 for the three months ended June 30, 2002 as compared to $13,000 of losses for the same period in 2001. These gains and losses represent normal realized gains and losses on our general investment portfolio.

INTEREST INCOME, NET

          Net interest income totaled $558,000 for the three months ended June 30, 2002 as compared to $1.0 million for the same period in 2001. The significant decrease in 2002 interest income, as compared to 2001, is due to much lower interest rates on low-risk investments in the second quarter of 2002. Future interest income will depend on our future cash and investment balances and the return on these investments. See "--Liquidity and Capital Resources."

SIX MONTHS ENDED JUNE 30, 2002 AND 2001
---------------------------------------

COLLABORATIVE REVENUE

          Revenue totaled $2.1 million for the six months ended June 30, 2002 as compared to $3.5 million for the same period in 2001. Revenue is solely related to collaborative revenue associated with the Abbott Alliance and arises from $31.7 million of non-contingent research and development expense reimbursement, which is being amortized over the anticipated research and development arrangement period. The decrease in 2002 collaborative revenue, as compared to 2001, reflects an extension of the anticipated research and development period in which this reimbursement is to be recognized.

LICENSE FEES

          License fees totaled $218,000 for the six months ended June 30, 2002 as compared to $2.0 million for the same period in 2001. License fees for 2002 and 2001 relate to the recognition of milestone obligations and/or preservation fees under our license and option agreements for our portfolio of drug candidates. The decrease in 2002 license fee expense, as compared to 2001, is related to the timing and magnitude of milestone obligations and preservation payments under our license and option agreements for our portfolio of drug candidates, and has been impacted by the termination of license agreements associated with our restructuring in August 2001. Future license fees may consist of milestone payments or preservation payments under our license agreements, the amount of which could be substantial and the timing of which will depend on a number of factors that we cannot predict. These factors include, among others, the success of our drug development programs, the timing of regulatory submissions, the amount of capital available for allocation to individual drug candidates in our portfolio, and the extent to which we may in-license or out-license drug candidates.

DEVELOPMENT EXPENSES

          Development expenses totaled $26.8 million for the six months ended June 30, 2002 as compared to $42.6 million for the same period in 2001. Development expenses for 2002 consisted primarily of expenses for clinical trials, employee compensation, drug synthesis, and preclinical/toxicology testing. Development expenses for 2001 consisted primarily of expenses for clinical trials, drug synthesis, employee compensation, amounts paid for professional services, patent costs and preclinical/toxicology testing. The substantial decrease in 2002 development expenses, as compared to 2001, is the result of significantly reduced spending on non-core development ("Other") programs and reduced indirect costs as a result of our restructuring in August 2001, as well as substantially reduced manufacturing expenses for amdoxovir. Development expenses in 2002 and 2003 will continue to be heavily weighted to Coviracil for HIV infection as we finish our last HIV pivotal phase III trial (FTC-301), submit a New Drug Application by the end of the third quarter of 2002, and manufacture inventory in anticipation of a 2003 product launch.

Development expenses by major project for the six months ended June 30, 2002 and 2001 are shown below (dollars in thousands).

------------------------------------------------------------------------------------------------------------------------------
                COMPOUND                     INDICATION       2002 COSTS      %       2001 COSTS     %    DIFFERENCE      %
------------------------------------------------------------------------------------------------------------------------------
Coviracil                                    HIV              $   12,495      47       $ 13,261      31    $   (766)      (6)
------------------------------------------------------------------------------------------------------------------------------
Amdoxovir                                    HIV                     724       3          7,542      18      (6,818)     (90)
------------------------------------------------------------------------------------------------------------------------------
Clevudine                                    Hepatitis B             568       2          1,640       4      (1,072)     (65)
------------------------------------------------------------------------------------------------------------------------------
Emtricitabine (FTC)                          Hepatitis B           2,069       8          2,176       5        (107)      (5)
------------------------------------------------------------------------------------------------------------------------------
Immunostimulatory sequences candidate        Hepatitis B             630       2          1,438       3        (808)     (56)
------------------------------------------------------------------------------------------------------------------------------
Other drug candidates                                                473       1          4,614      11      (4,141)     (90)
------------------------------------------------------------------------------------------------------------------------------
Indirect (unallocated) development costs                           9,812      37         11,967      28      (2,155)     (18)
------------------------------------------------------------------------------------------------------------------------------
Total                                                         $   26,771     100       $ 42,638     100    $(15,867)     (37)
------------------------------------------------------------------------------------------------------------------------------

          Our future development expenses will depend on the results and magnitude of our clinical and preclinical/toxicology activities, our targeted future cash usage, availability of capital to simultaneously fund multiple drug candidate development programs and requirements imposed by regulatory agencies. In addition, we occasionally enter into collaborative arrangements with governmental and other parties to assist in conducting the clinical trials necessary for the development of our compounds. This practice allows us to benefit from the experience of the collaborative party in conducting such trials and to share some of the financial and administrative burden of these trials. To date, we have entered into collaborative clinical trial arrangements for our Coviracil and amdoxovir drug candidates. Accordingly, our development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to drug candidates our development expenses may fluctuate significantly from prior periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses totaled $3.0 million for the six months ended June 30, 2002 as compared to $5.0 million for the same period in 2001. Selling, general and administrative expenses for 2002 and 2001 consisted primarily of employee compensation, amounts paid for outside professional services, and rent expense. The decrease in 2002 selling, general and administrative expenses, as compared to 2001, is primarily related to decreased 2002 sales and marketing spending for the period including the reduction in compensation and related costs associated with our restructuring in August 2001. Our selling, general and administrative expenses may fluctuate from period to period and such fluctuations may be significant. Future selling, general and administrative expenses will depend on the level of our future development and commercialization activities and the commercial availability of our products. We expect that our selling, general and administrative expenses will increase in future periods that immediately precede and follow our first product launch.

GAINS (LOSSES) ON INVESTMENTS, NET

          Gains on investments totaled $5,000 for the six months ended June 30, 2002 as compared to $67,000 of gains for the same period in 2001. These gains represent normal realized gains and losses on our general investment portfolio.

INTEREST INCOME, NET

          Net interest income totaled $1.2 million for the six months ended June 30, 2002 as compared to $2.0 million for the same period in 2001. The significant decrease in 2002 interest income, as compared to 2001, is due to much lower interest rates on low-risk investments in 2002. Future interest income will depend on our future cash and investment balances and the return on these investments. See "--Liquidity and Capital Resources."

OTHER INCOME

          Other income totaled $10.0 million for the six months ended June 30, 2002, as compared to no income or expense for the same period in 2001. In January 2002, our Chief Executive Officer and Chairman of the Board, Dr. David
W. Barry, died unexpectedly. We subsequently received a $10.0 million payment under a key-man insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations since inception (July 12, 1995) through June 30, 2002 primarily with the net proceeds received from private placements of equity securities, which have provided aggregate net proceeds of approximately $353.1 million, from public offerings of common stock, which have provided aggregate net proceeds of approximately $97.7 million, as well as $31.5 million of net non-contingent research and development reimbursement proceeds from the Abbott Alliance and receipt of a $10.0 million key-man insurance policy payment.

          At June 30, 2002, we had net working capital of $48.8 million, a decrease of approximately $5.3 million from December 31, 2001. The decrease in working capital is principally due to the use of funds for our normal operating expenses offset by the receipt of a $10.0 million key-man insurance policy payment received in March 2002. Our principal sources of liquidity at June 30, 2002 were $43.9 million in cash and cash equivalents, $37.3 million in investments which are considered "available-for-sale," and $1.0 million of strategic corporate investments, reflecting a $26.0 million decrease of cash, cash equivalent and investment balances over those at December 31, 2001.

          Our working capital requirements may fluctuate in future periods depending on many factors, including the efficiency of manufacturing processes developed on our behalf by third parties, the cost of drugs supplied by third party contractors, the magnitude, scope and timing of our drug development programs, the cost, timing and outcome of regulatory reviews and changes in regulatory requirements, costs under the license agreements relating to our drug candidates, including the costs of obtaining patent protection for our drug candidates, the timing and terms of business development activities related to current and new drug candidates, the rate of technological advances relevant to our operations, the timing, method and cost of the commercialization of our drug candidates, the level of required administrative and legal support, the availability of capital to support multiple drug candidate development programs and the potential expansion of facility space.

          Amounts payable by us in the future under our existing license and research agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain regulatory approval to commercialize drug candidates and the commercial success of approved drugs. As of June 30, 2002, our existing license and research agreements may require future cash payments of up to $57.3 million contingent on the achievement of development milestones, up to $30.0 million on the achievement of sales milestones, and $1.6 million of future research and development payments. As of June 30, 2002, we are also obligated to issue 250,000 shares of common stock if development milestones are achieved regarding compounds for the treatment of hepatitis B obtained in the Avid Corporation acquisition, although we are not currently developing these compounds. Additionally, we are obligated to pay royalties ranging from 7.5% to 23.25% of net sales of each licensed product incorporating drug candidates currently in our portfolio. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval of the licensed compound. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees under our existing license agreements could range from $50,000 if only a single drug candidate is approved for one indication, to $47.0 million if all drug candidates are approved for all indications. In addition, we have license and collaboration agreements that allow us to obtain licenses on additional drug candidates in the future. If these collaborative arrangements identify additional drug candidates, our license obligations would increase.

          We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our anticipated working capital requirements through the second quarter of 2003. In addition, we expect that upon approval of Coviracil for the treatment of HIV in the United States and Europe, additional liquidity will be provided by the Abbott lines of credit (See "--Subsequent Events.") which would extend our ability to satisfy our anticipated working capital requirements. We expect that we will be required to raise additional capital to fund our future operations through equity or debt financings or from other sources. Our future financing needs will depend on the results of clinical trials, size of drug candidate portfolio, timing of regulatory submissions and approvals, commercial potential of our drug candidates and our ability to successfully commercialize our drug candidates. We may also consider modifying the timing or scope of our clinical programs or out-licensing one or more of our compounds which may impact our anticipated capital requirements. Additional funding may not be available on favorable terms from any of these sources or at all. Our liquidity projections are subject to several risks including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, the timing and costs related to the Food and Drug Administration's review and preparation for the commercial launch of Coviracil, the timing of regulatory approvals and our ability to access the Abbott lines of credit (See "--Subsequent Events."), and other factors described under the caption "Risk and Uncertainties" elsewhere in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          Our condensed consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent accountants. We routinely evaluate our estimates and policies regarding clinical trial, preclinical/toxicology and manufacturing liabilities; patent related liabilities; license milestone obligations; revenue recognition; inventory; intangible assets and deferred tax assets.

          We generally enter into contractual agreements with third-party vendors to provide clinical, preclinical/toxicology and manufacturing services in the ordinary course of business. Many of these contracts are subject to milestone based invoicing and the contract could extend over several years. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. Patent related and license milestone liabilities are recorded based upon various assumptions or events that we believe are the most reasonable to each individual circumstance, as well as based upon historical experience. License milestone liabilities and the related expense are recorded when the milestone criterion achievement or license preservation payment is probable. We have not recognized any assets for inventory, intangible items or deferred taxes as we have yet to submit a New Drug Application or its equivalent or receive regulatory approval for any of our drug candidates. Any potential asset that could be recorded in regards to any of these items is fully reserved. We currently recognize revenue based upon the amortization of non-contingent reimbursed research and development payments that have been received from the Abbott Alliance. The amortization period utilized to recognize this revenue is based upon the terms of the Abbott Alliance. As a result of the termination of the Abbott Alliance on July 30, 2002 (See "--Subsequent Events."), we will recognize all but $2.0 million of the remaining deferred revenue associated with the Abbott Alliance in our third quarter 2002 results.

          In all cases, actual results may differ from our estimates under different assumptions or conditions.

LITIGATION AND OTHER CONTINGENCIES

          As discussed in footnotes 5 and 7 of the condensed consolidated financial statements and below in "Risk and Uncertainties," we are indirectly involved in several patent opposition and adversarial proceedings and one lawsuit filed in Australia regarding the patent rights related to our licensed drug candidate, amdoxovir, as well as one Opposition Proceeding in Europe pertaining to amdoxovir. Although we are not a named party in any of these proceedings, we are obligated to reimburse our licensors for legal expenses associated with these proceedings. In one of these patent opposition proceedings, on November 8, 2000, the Australian Patent Office held that several patent claims of Emory University directed to amdoxovir are not patentable over an earlier Shire BioChem, Inc., Shire Pharmaceuticals Group plc, Shire, patent. Emory has appealed this decision of the Australian Patent Office to the Australian Federal Court. On July 26, 2002, we entered into a Binding Material Terms Agreement with Shire, Emory and the University of Georgia Research Foundation, Inc., University of Georgia, in which Shire agreed to enter into an exclusive royalty bearing license agreement with Emory and the University of Georgia covering Shire's patent rights in amdoxovir, that will be exclusively sublicensed to us. Triangle, Emory and the University of Georgia agreed to grant Shire an exclusive license to their respective patent rights in Shire's drug development candidate, BCH-13520. If Shire, Emory, the University of Georgia and Triangle do not finalize these license agreements, the parties have agreed to submit any unresolved issues to binding arbitration. We cannot predict the outcome of this or any of the other proceedings. We believe that an adverse judgment rendered against us in Australia would not result in a material financial obligation, nor would we have to recognize an impairment under Statement of Financial Accounting Standards, SFAS, No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS as no amounts have been capitalized related to this drug candidate. However, any development in these proceedings adverse to our interests, including any adverse development related to the patent rights licensed to us for this drug candidate or our related rights or obligations could have a material adverse effect on our future operations.

SUBSEQUENT EVENTS

     On July 30, 2002, we reacquired full product rights, including rights to all profits, from Abbott for four of our drug development programs in clinical development. We have entered into a series of agreements with Abbott terminating the Abbott Alliance. A summary of significant terms between Triangle and Abbott associated with the reacquisition of product rights includes the following. We

     - reacquired all rights previously granted to Abbott, which includes the rights to all profits, for Coviracil for the treatment of HIV and hepatitis B, amdoxovir, and clevudine;
     - will no longer be required to provide Abbott a right of first discussion on all future compounds which we develop;
     - will have access to two unsecured lines of credit totaling $42.5 million, subject to certain terms and conditions. Upon approval of Coviracil for the treatment of HIV in the United States, Abbott will make available to us an unsecured line of credit of $30 million. Upon approval of Coviracil for the treatment of HIV in Europe, Abbott will make available to us an unsecured line of credit of $12.5 million. The lines of credit may be reduced by certain types of non-dilutive financing we receive from other parties;
     - executed a new manufacturing and supply agreement under which Abbott will manufacture launch quantities of Coviracil expected to be sufficient for approximately the first year's sales, and Abbott will provide manufacturing capabilities through July 31, 2005 at our request. Abbott will also provide resources and facilitate the transfer of the Coviracil manufacturing process to a third-party manufacturer.
     - will forego rights to all remaining milestone payments and our right to co-promote Abbott's HIV product, Kaletra(R).
     - granted a 1% royalty to Abbott on the first $200 million of cumulative, worldwide Coviracil sales.

     Termination of the Abbott Alliance will result in all but $2.0 million of our remaining deferred revenue being recognized in our third quarter 2002 results as we will no longer have development obligations to Abbott for any of our drug candidates. In addition, Abbott's representative on our Board of Directors has resigned and Abbott's right to purchase additional Triangle common stock has terminated.

     On August 5, 2002, Daniel G. Welch was appointed our Chairman and Chief Executive Officer succeeding Dr. David Barry who passed away in January 2002.

RISK AND UNCERTAINTIES

     IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, THE FOLLOWING RISKS AND UNCERTAINTIES SHOULD BE CAREFULLY CONSIDERED IN EVALUATING US AND OUR BUSINESS.

ALL OF OUR DRUG CANDIDATES ARE IN DEVELOPMENT AND WE MAY NEVER SUCCESSFULLY COMMERCIALIZE THEM.

     Some of our drug candidates are at an early stage of development and all of our drug candidates will require expensive and lengthy testing and regulatory clearances before we may commercialize them. We do not expect any of our drug candidates to be commercially available before the year 2003. There are many reasons that we may fail in our efforts to develop or commercialize our drug candidates, including that:

          - our drug candidates may be ineffective, toxic or may not receive regulatory clearances,
          - our drug candidates may be too expensive to manufacture or market or may not achieve broad market acceptance,
          -    third parties may hold proprietary rights that preclude us from developing or marketing our drug candidates, or
          -    third parties may market equivalent or superior products.

          The success of our business depends on our ability to successfully develop and market our drug candidates.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER ACHIEVE PROFITABILITY.

          We formed Triangle in July 1995 and have incurred losses since our inception. At June 30, 2002, our accumulated deficit was $423.6 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so before the year 2003. In addition, we expect annual losses to continue over the next several years as a result of our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitability.

IF WE NEED ADDITIONAL FUNDS AND ARE UNABLE TO RAISE THEM, WE WILL HAVE TO CURTAIL OR CEASE OPERATIONS.

          Our drug development programs and our efforts to commercialize our drug candidates require substantial working capital, including expenses for:

          -    preclinical testing,
          -    chemical synthetic scale-up,
          -    manufacture of drug substance for clinical trials,
          -    toxicology studies,
          -    clinical trials of drug candidates,
          -    sales and marketing,
          -    payments to our licensors, and
          -    potential commercial launch of our drug candidates.

          Our future working capital needs will depend on many factors, including:

          - the progress, magnitude and success of our drug development programs,
          -    the scope and results of preclinical testing and clinical trials,
          - the cost, timing and outcome of regulatory submissions and reviews,
          - the costs under current and future license agreements for our drug candidates, including the costs of obtaining and enforcing patent protection for our drug candidates,
          -    the costs of acquiring any additional drug candidates,
          -    the out-licensing of existing drug candidates,
          -    the rate of technological advances by us and other companies,
          -    the commercial potential of our drug candidates,
          -    the magnitude of our administrative and legal expenses,
          -    the costs of establishing sales and marketing functions, and
          - the costs of establishing third party arrangements for manufacturing.

          We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. We believe that our existing cash, cash equivalents and investments will be adequate through the second quarter of 2003. We expect that we will need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations, any additional financing we obtain may be on terms that are not favorable to us and we may not be able to access the lines of credit made available to us by Abbott. In addition, any future financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative arrangements on terms that may not be favorable to us. These collaborative arrangements or modifications could result in the transfer of valuable rights to third parties. In addition, we may acquire technologies and drug candidates that would increase our working capital requirements.

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

          The number and type of studies that may be required by the Food and Drug Administration, FDA, for a particular compound are based on the compound's clinical profile compared to existing therapies for the targeted patient population. Factors that affect the costs of a clinical trial include:

          - the number of patients required to participate in clinical trials to demonstrate statistical significance for a drug's safety and efficacy,
          - the time required to enroll the targeted number of patients in clinical trials, which may vary depending on the size and availability of the targeted patient population and the perceived benefit to study participants, and
          - the number and type of required laboratory tests supporting clinical trials.

          Other activities required before submitting a New Drug Application include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and the production of a required amount of commercial grade drug product inventory which meets current Good Manufacturing Practice standards.

          In addition, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

          - data collected in preclinical or clinical studies may prompt significant changes or enhancements to an ongoing development program,
          - the FDA may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds,
          - unexpected regulatory requirements or interim reviews by regulatory agencies may cause delays or changes to development programs, and
          - anticipated manufacturing costs may change significantly due to required changes in manufacturing processes or variances from anticipated manufacturing process yields.

BECAUSE WE MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS REQUIRED FOR REGULATORY APPROVAL OF OUR DRUG CANDIDATES, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

          No regulatory authority has approved any of our drug candidates. To obtain regulatory approvals needed for the sale of our drug candidates, we must demonstrate through preclinical testing and clinical trials that each drug candidate is safe and effective. The clinical trial process is complex and uncertain and the regulatory environment varies widely from country to country. Positive results from preclinical testing and early clinical trials do not ensure positive results in pivotal clinical trials. Many companies in our industry have suffered significant setbacks in pivotal clinical trials, even after promising results in earlier trials. Any of our drug candidates may produce undesirable side effects in humans. These side effects, or side effects from other drugs in a trial, could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a drug candidate, or could result in regulatory authorities refusing to approve the drug candidate for any and all targeted indications. We, the FDA, or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.

CLINICAL TRIALS MAY TAKE LONGER TO COMPLETE AND COST MORE THAN WE EXPECT, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO COMMERCIALIZE DRUG CANDIDATES AND ACHIEVE PROFITABILITY.

          Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

          -    the size of the patient population,
          -    the nature of the protocol,
          -    the proximity of patients to clinical sites,
          -    the eligibility criteria for the clinical trial, and
          -    the perceived benefit of participating in a clinical trial.

          Delays in patient enrollment can result in increased costs and longer development times. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the drug candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials we could face increased costs and significant development delays.

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

          Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our drug candidates and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. We have no patents solely in our own name and we have a small number of patent applications of our own pending. We have several patents and patent applications which are jointly owned with other entities. We have licensed, or have an option to license, patents, patent applications and other proprietary rights from third parties for each of our drug candidates. If we breach our licenses, we may lose rights to important technology and drug candidates.

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

          On July 26, 2002, we entered into a Binding Material Terms Agreement with Shire, Emory, and the University of Georgia, in which Shire agreed to enter into an exclusive royalty bearing license agreement with Emory and the University of Georgia covering Shire's patent rights in amdoxovir, that will be sublicensed to us. The term sheet provides that under the license agreement the parties are currently finalizing, we will pay Shire a royalty on sales of amdoxovir. When the license agreement with Shire is executed, we will be able to rely on and enforce the Shire patents as well as the Emory and the University of Georgia patents against third party infringers of claims covering amdoxovir. Though the parties intend the Binding Material Terms Agreement to be enforceable, the final license agreement has not yet been completed. The parties have agreed that any unresolved terms of the license agreement will be submitted to binding arbitration.

          We simultaneously entered into an agreement with Emory and the University of Georgia that reduces the royalty to Emory and the University of Georgia on all sales of amdoxovir. In addition, Shire agreed to withdraw all adversarial proceedings against Emory's and the University of Georgia's patent rights covering amdoxovir and Emory agreed to withdraw all adversarial proceedings against Shire's patent rights covering amdoxovir. Emory, the University of Georgia and Triangle also agreed to grant Shire an exclusive license to their respective patent rights in Shire's drug development candidate, BCH-13520. BCH-13520 is structurally similar to amdoxovir and, if approved, BCH-13520 is expected to directly compete with amdoxovir in the HIV market.

          If the Binding Material Terms Agreement with Shire covering amdoxovir is not finalized into an exclusive license agreement, our patent position regarding the use of amdoxovir to treat HIV and/or hepatitis B would remain highly uncertain and involve numerous complex legal and factual questions that are unknown or unresolved. If any of these questions is resolved in a manner that is not favorable to us, we would not have the right to commercialize amdoxovir in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. Even if any of these questions is resolved in our favor, we may still attempt to obtain licenses from one or more third parties to reduce the risks of challenges to our patent positions. These licenses may not be available on acceptable terms or at all.

          AMDOXOVIR (FORMERLY KNOWN AS DAPD)

          We obtained our rights to amdoxovir under a license from Emory and the University of Georgia. Our rights to amdoxovir include a number of issued United States patents that cover:

          -    composition of matter,
          -    a method for the synthesis of amdoxovir,
          - methods for the use of amdoxovir alone or in combination with several other agents for the treatment of hepatitis B, and
          -    a method to treat HIV with amdoxovir.

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

          Shire filed a patent application in the United States in 1988 on a group of nucleosides in the same general class as amdoxovir and their use to treat HIV, and has filed corresponding patent applications in foreign countries. The Patent and Trademark Office issued a patent to Shire in 1993 covering a class of nucleosides that includes amdoxovir and its use to treat HIV. Corresponding patents have been issued to Shire in many foreign countries. Emory has filed an opposition to patent claims granted to Shire by the European Patent Office based, in part, on Emory's assertion that Shire's patent does not disclose how to make amdoxovir. In a patent opposition hearing held at the European Patent Office on March 4, 1999, the Opposition Division ruled that the Shire European patent covering amdoxovir is valid. Emory appealed this decision to the European Patent Office Technical Board of Appeal. As a result of the Binding Material Terms Agreement entered into with Shire on July 26, 2002, Emory withdrew its appeal of the decision of the Opposition Division, and therefore, the Shire patent in Europe remains in force.

          Shire has opposed Emory's and the University of Georgia's granted claims on amdoxovir in Europe. According to the terms of the Binding Material Terms Agreement, Shire will withdraw these oppositions following execution of an exclusive license agreement. If the license agreement is not finalized or Shire does not withdraw its Opposition, the European Patent Office may conclude that Emory's and the University of Georgia's granted patent on amdoxovir in Europe is not valid, and we would lose patent protection on the drug in Europe.

          Shire has also opposed patent claims granted to Emory on both amdoxovir and DXG, the parent drug into which amdoxovir is converted in the body, in the Australian Patent Office.

          In a decision dated November 8, 2000, the Australian Patent Office held that Emory's patent claims directed to amdoxovir are not patentable over an earlier Shire patent. Emory has appealed this decision of the Australian Patent Office to the Australian Federal Court. Shire's separate opposition to Emory's patent claims on DXG in Australia is proceeding in the Australian Patent Office. Under the terms of the Binding Material Terms Agreement, Shire will withdraw its opposition to Emory's and the University of Georgia's patent claims following execution of an exclusive license agreement covering amdoxovir in both proceedings, however, Emory and the University of Georgia will still be required to defend the validity of its claims to the Australian Federal Court and to the Australian Patent Office. If Emory and the University of Georgia are unsuccessful in convincing the Australian tribunals that their claims are valid, Emory and the University of Georgia will lose their patent on amdoxovir in Australia. If the Binding Material Terms Agreement on amdoxovir is not finalized into an exclusive license agreement, we will submit any unresolved terms to binding arbitration. We cannot predict how these proceedings, if they occur, will resolve the remaining terms of the agreements.

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

BECAUSE WE MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF OUR TRADE SECRETS AND KNOW-HOW, WE MAY LOSE A COMPETITIVE ADVANTAGE.

          We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on technologies to which we do not have exclusive rights or which may not be patentable or proprietary and may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and our corporate name and logo, as well as the mark Coviracil(R). We have received a Canadian trademark registration for the mark Coviracil(R). We have also received a registration in the European Union for our corporate logo. Our application in the European Union for the mark Coviracil(TM) has been denied by the Office for Harmonization in the Internal Market; however, we are in the process of filing an appeal with this office. If our appeal is not granted, we will need to adopt a different product name for emtricitabine in Europe. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

THE COSTS AND TIME REQUIRED TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATIONS COULD PREVENT OR DELAY THE COMMERCIALIZATION OF OUR DRUG CANDIDATES.

          In addition to preclinical testing, clinical trials and other approval procedures for human pharmaceutical products, we are subject to numerous domestic and international regulations covering the development, registration, and commercialization of pharmaceutical products. These regulations affect:

          -    manufacturing,
          -    safety,
          -    labeling,
          -    storage,
          -    record keeping,
          -    reporting, and
          -    marketing and promotion.

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

          If we successfully develop and obtain approval for our drug candidates, we will face competition based on many factors including:

          -    the safety and effectiveness of our products,
          -    the timing and scope of regulatory approvals,
          -    the availability of supply,
          -    marketing and sales capability,
          -    reimbursement coverage,
          -    price, and
          -    patent position.

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

IF WE ARE NOT ABLE TO SUCCESSFULLY MANUFACTURE OUR DRUG CANDIDATES, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

          We do not have any internal manufacturing capacity and we rely on third party manufacturers for the manufacture of all of our clinical trial and commercial material. We plan to use our existing relationships and to establish relationships with additional third party manufacturers for products that we develop. For instance, Abbott has agreed to manufacture an initial quantity of Coviracil, assist us in the transfer of the Coviracil manufacturing process to another third party and provide auxiliary manufacturing capability for Coviracil upon our request. We will need to enter into additional arrangements for future production of products. We may be unable to establish or maintain relationships with manufacturers on acceptable terms, and manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis for all of our products. Our dependence on third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, third party manufacturers may encounter manufacturing or quality control problems in manufacturing our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

BECAUSE WE NEED TO ESTABLISH OR OBTAIN ADDITIONAL SALES AND MARKETING RESOURCES AND CAPABILITIES, WE MAY BE UNABLE TO SUCCESSFULLY MARKET, SELL OR DISTRIBUTE PRODUCTS WE DEVELOP.

          We do not have an established sales force to market and distribute any products we successfully develop. We will have to develop a sales force and/or rely on arrangements with third parties for the marketing, distribution and sale of our products. We may be unable to establish marketing or sales capabilities or to enter into new arrangements with third parties to perform those activities on favorable terms. In addition, third parties may have significant control or influence over important aspects of the commercialization of our drug candidates, including market identification, marketing methods, pricing, composition of sales force and promotional activities. We may have limited control over the amount and timing of resources that a third party devotes to our products and may be unable to prevent any third party from pursuing alternative products that could result in the development of products that compete with our products, or their withdraw of support for our programs. Further, any internal capabilities or third party arrangements may not be successful. Our business may never achieve profitability if we fail to establish or maintain a sales force and marketing, sales and distribution capabilities.

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

IF OUR DRUG CANDIDATES DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

          Our success will depend on the market acceptance of any products we develop. The degree of market acceptance will depend on a number of factors, including:

          -    the receipt and scope of regulatory approvals,
          - the establishment and demonstration in the medical community of the safety and effectiveness of our products and their potential advantages over existing treatment methods, and
          -    reimbursement policies of government and third party payors.

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

OUR CONTROLLING STOCKHOLDERS MAY MAKE DECISIONS YOU DO NOT CONSIDER TO BE IN YOUR BEST INTEREST.

          As of July 31, 2002, our directors, executive officers and their affiliates, excluding Warburg Pincus Private Equity VIII, L.P., Warburg Pincus, owned approximately 11.1% of our outstanding common stock. Warburg Pincus owned approximately 30.4% of our outstanding common stock. In addition, Abbott owned approximately 10.3% of our outstanding common stock. For so long as Warburg Pincus continues to own at least 5,846,222 shares of our common stock and at least 10% of our outstanding common stock, Warburg Pincus has the right to participate in any sales of equity securities by Triangle, other than sales in connection with a registered underwritten offering, a merger or similar transaction or a stock option or similar plan, in proportion to the percentage of all outstanding securities of Triangle held by Warburg Pincus at the time of the transaction. Warburg Pincus has the right to designate two people to serve as members of our Board of Directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

THE MARKET PRICE OF OUR STOCK MAY FALL AS A RESULT OF MARKET VOLATILITY AND FUTURE DEVELOPMENTS IN OUR INDUSTRY.

          The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

          - announcements of the results of clinical trials by us or our competitors,
          - announcements of the timing of regulatory submissions and/or approvals by us or our competitors,
          -    developments with respect to patents or proprietary rights,
          - announcements of technological innovations by us or our competitors,
          - announcements of new products or new contracts by us or our competitors,
          - actual or anticipated variations in our operating results, including targeted cash usage, due to the level of development expenses and other factors,
          - changes in financial estimates by securities analysts and whether our earnings meet or exceed analysts' estimates,
          -    conditions and trends in the pharmaceutical and other industries,
          -    new accounting standards,
          - general economic, political and market conditions and other factors,
          - low transaction volume due to high concentrations of ownership, and
          - the occurrence of any of the risks described in these "Risk and Uncertainties."

          In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action law suits have often been brought against those companies. If we face litigation in the future, it would result in substantial costs and a diversion of management attention and resources, which would negatively impact our business.

APPROXIMATELY 34,750,000 SHARES OF OUR COMMON STOCK MAY BE SOLD WITHOUT RESTRICTION AND APPROXIMATELY 35,500,000 SHARES ARE REGISTERED FOR SALE. SALES OF A LARGE NUMBER OF OUR SHARES MAY CAUSE OUR STOCK PRICE TO FALL EVEN IF OUR BUSINESS IS DOING WELL.

          If our stockholders, including Abbott, sell a substantial number of shares of our common stock in the public market, the market price of our common stock could decline. As of July 31, 2002, there were 76,861,837 shares of common stock outstanding, of which approximately 34,750,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 42,100,000 shares have rights to cause us to register their shares for sale to the public. We have filed registration statements to register the sale of approximately 35,500,000 of these shares.

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

INTEREST RATE SENSITIVITY

          We are subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting primarily of high quality money market instruments, and government and corporate bonds. Our portfolio has a current average maturity of less than 12 months. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10 percent from levels at June 30, 2002, we expect that the fair value of our investment portfolio would decline by an immaterial aggregate amount primarily due to the relatively short maturity of the portfolio. At June 30, 2002, our portfolio consisted of approximately $29.7 million of investments maturing within one year and approximately $7.6 million of investments maturing after one year but within 30 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our consolidated operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

          The majority of our transactions occur in U.S. dollars and we do not have significant subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency-hedging program. The goal of our hedging program is to establish fixed exchange rates on firm foreign currency cash outflows and to minimize the impact to us of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At June 30, 2002, we had no forward foreign currency contracts, but had investments in foreign currencies totaling approximately $210,000 used to hedge foreign currency commitments. The purchase and the holding of foreign currencies are governed by established corporate policies and procedures and are entered into when management determines this methodology to be in our best interests. These investments are subject to both foreign currency risk and interest rate risk. The hypothetical loss associated with a 10 percent devaluation of these foreign currencies would not materially affect our consolidated operating results, financial position or cash flow.

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

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

a. The 2002 Annual Meeting of Stockholders of Triangle Pharmaceuticals, Inc., the Meeting, was held on May 23, 2002. The holders of 59,132,909 of the 76,850,837 shares of the Company's common stock outstanding on the record date were present at the Meeting in person or by proxy.

b.        At the Meeting, Anthony B. Evnin, Ph.D., James L. Tyree and Chris A.
          Rallis, J.D. were duly nominated and properly elected as Directors of the Company to serve until the 2005 annual meeting of stockholders or until their successors are elected and have qualified. The number of votes cast for and withheld with respect to each nominee for office are indicated below:

                                                                        AGAINST/
                                              FOR                       WITHHELD
                                          ------------                -----------
          Anthony B. Evnin, Ph.D.          58,298,729                    834,180
          James L. Tyree                   57,844,540                  1,288,369
          Chris A. Rallis, J.D.            57,756,644                  1,376,265

          The terms of office of Standish M. Fleming, Dennis B. Gillings, Ph.D., Henry G. Grabowski, Ph.D., Stewart J. Hen, Jonathan S. Leff and George McFadden as directors of the Company continued after the Meeting.

          At the Meeting, a proposal to approve an amendment to the 1996 Stock Incentive Plan was approved. The proposal included amendments to the Company's 1996 Stock Incentive Plan of (i) increasing the number of shares of common stock authorized for issuance under the plan in 2002 by 1,962,329 shares and (ii) providing for automatic annual increases during the term of the plan, beginning in 2003, so that the number of authorized shares available for new grants under the plan on each January 1 will equal the lesser of 4.5% of the total number of shares of Triangle common stock outstanding on the preceding December 31st or 5,000,000 shares. The number of votes cast for, against and to abstain on the proposal are indicated below:

                 FOR                     AGAINST                  ABSTENTIONS
          -----------------         -----------------         ------------------
              41,169,185                 11,130,038                 41,639

          At the Meeting, a proposal to amend the Company's Employee Stock Purchase Plan by increasing the number of shares of common stock authorized for issuance under the plan by 250,000 shares was approved. The number of votes cast for, against and to abstain on the proposal are indicated below:

                 FOR                     AGAINST                  ABSTENTIONS
          -----------------         -----------------         ------------------
               50,285,180                2,017,298                  38,384

          At the Meeting, a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2002 was approved. The number of votes cast for, against and to abstain on the proposal are indicated below:

                 FOR                     AGAINST                  ABSTENTIONS
          -----------------         -----------------         ------------------
               58,870,063                 253,942                    8,904

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a.        Exhibits

          10.1 Second Amendment to Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan (as amended and restated through March 27, 1998) dated May 23, 2002.

          10.2 First Amendment to Triangle Pharmaceuticals, Inc. Employee Stock Purchase Plan dated May 23, 2002.

          10.3 First Amendment to Triangle Pharmaceuticals, Inc. Stockholder Rights Agreement, dated July 30, 2002.

          10.4 Letter Agreement regarding lines of Credit, dated July 30, 2002.

          10.5 Employment Agreement for Daniel G. Welch, dated August 5, 2002.


b.        Reports on Form 8-K

          On May 2, 2002, we filed a current report on Form 8-K announcing our first quarter results.

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRIANGLE PHARMACEUTICALS, INC.


Date:  August 13, 2002                   By: /s/ Chris A. Rallis
                                             ------------------------------
                                         Chris A. Rallis
                                         President and Chief Operating Officer


                                       TRIANGLE PHARMACEUTICALS, INC.


Date:  August 13, 2002                   By: /s/ Thomas R. Staab, II
                                             ------------------------------
                                         Thomas R. Staab, II
                                         Treasurer