Form 10-Q
period 2002-09-30
TRIANGLE PHARMACEUTICALS INC
filed 2002-11-08
CIK 1022622

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.) Yes /X/ No / /

     As of September 30, 2002, there were 76,903,883 shares of Triangle Pharmaceuticals, Inc. Common Stock outstanding.

                         TRIANGLE PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets -
                   September 30, 2002 (unaudited) and December 31, 2001....................................3

                 Condensed Consolidated Statements of Operations (unaudited) -
                   Three and Nine Months Ended September 30, 2002 and September 30, 2001
                   and Period From Inception (July 12, 1995) Through September 30, 2002....................4

                 Condensed Consolidated Statements of Cash Flows (unaudited) -
                   Nine Months Ended September 30, 2002 and September 30, 2001 and
                   Period From Inception (July 12, 1995) Through September 30, 2002........................5

                 Condensed Consolidated Statements of Stockholders' Equity -
                   Period From Inception (July 12, 1995) Through
                   September 30, 2002 (unaudited)........................................................6-7

                 Notes to Condensed Consolidated Financial Statements (unaudited).......................8-10

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................................................11-28

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................29

         Item 4. Controls and Procedures..................................................................30

Part II. Other Information

         Item 1. Legal Proceedings........................................................................31

         Item 4. Submission of Matters to a Vote of Security Holders......................................31

         Item 6. Exhibits and Reports on Form 8-K.........................................................32

         Signatures.......................................................................................33

         Certifications................................................................................34-35

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2002                2001
                                                                            -------------       ------------
                                                                             (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents ......................................       $      36,696       $     64,994
     Investments ....................................................              25,614             21,280
     Interest and other receivables .................................                 537              1,278
     Prepaid expenses ...............................................                 389                641
                                                                            -------------       ------------
        Total current assets ........................................              63,236             88,193
Property, plant and equipment, net ..................................               3,139              4,091
Investments .........................................................               5,960             21,881
                                                                            -------------       ------------

        Total assets ................................................       $      72,335       $    114,165
                                                                            =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................................       $       6,621       $     14,529
     Debt-current ...................................................               1,352              1,454
     Accrued expenses ...............................................              15,244             13,923
     Deferred revenue ...............................................                  --              4,139
                                                                            -------------       ------------
        Total current liabilities ...................................              23,217             34,045
Debt-noncurrent .....................................................                 778              1,680
Deferred revenue ....................................................               2,000             14,487
                                                                            -------------       ------------
        Total liabilities ...........................................              25,995             50,212
                                                                            -------------       ------------
Commitments and contingencies (See notes 4, 5 and 6) ................                  --                 --
Stockholders' equity:
     Convertible Preferred Stock, $0.001 par value; 10,000 shares
        authorized; 0 shares issued and outstanding .................                  --                 --
     Common Stock, $0.001 par value; 175,000 shares authorized;
        76,904 and 76,829 shares issued and outstanding, respectively                  77                 77
     Additional paid-in capital .....................................             470,807            470,478
     Accumulated deficit during development stage ...................            (424,670)          (406,895)
     Accumulated other comprehensive income .........................                 126                293
                                                                            -------------       ------------
        Total stockholders' equity ..................................              46,340             63,953
                                                                            -------------       ------------

        Total liabilities and stockholders' equity ..................       $      72,335       $    114,165
                                                                            =============       ============

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

                                                                                                                     PERIOD FROM
                                                                                                                      INCEPTION
                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,    (JULY 12, 1995)
                                        --------------------------------        -------------------------------       THROUGH
                                           2002                2001                2002                2001       SEPTEMBER 30, 2002
                                         ---------           ---------           ---------           ---------    ------------------
Revenue:
  Collaborative revenue ..............   $  14,556           $   1,271           $  16,625           $   4,760        $  29,714

Operating expenses:
  License fees .......................       1,582                 500               1,800               2,453           28,363
  Development ........................      12,168              15,477              38,939              58,115          379,563
  Purchased research and development..          --                 320                  --                 320           18,178
  Selling, general and administrative        2,328               1,602               5,342               6,561           62,745
  Restructuring ......................          --               2,342                  --               2,342            2,342
                                         ---------           ---------           ---------           ---------        ---------
    Total operating expenses .........      16,078              20,241              46,081              69,791          491,191
                                         ---------           ---------           ---------           ---------        ---------
Loss from operations .................      (1,522)            (18,970)            (29,456)            (65,031)        (461,477)
Gain (loss) on investments, net ......          11                   9                  16                  76           (1,344)
Interest income, net .................         456                 764               1,665               2,737           28,151
Other income .........................          --                  --              10,000                  --           10,000
                                         ---------           ---------           ---------           ---------        ---------

Net loss .............................   $  (1,055)          $ (18,197)          $ (17,775)          $ (62,218)       $(424,670)
                                         =========           =========           =========           =========        =========

Basic and diluted net loss per common
  share ..............................   $   (0.01)          $   (0.35)          $   (0.23)          $   (1.32)
                                         =========           =========           =========           =========
Shares used in computing basic and
  diluted net loss per common share...      76,876              52,366              76,856              47,036
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

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                  NINE MONTHS ENDED SEPTEMBER 30,     (JULY 12, 1995)
                                                                  -------------------------------         THROUGH
                                                                      2002              2001         SEPTEMBER 30, 2002
                                                                    ---------         ---------      ------------------
Cash flows from operating activities:
Net loss ...................................................        $ (17,775)        $ (62,218)         $(424,670)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization ............................            1,110             1,467              7,437
  (Gain) loss from disposal of property, plant and equipment              (10)              260                154
  (Gain) loss on investments ...............................              (16)              (76)             1,344
  Purchased research and development .......................               --               320             18,178
  Stock-based compensation .................................               80               183              2,150
  Change in assets and liabilities:
    Receivables ............................................              741               792               (537)
    Prepaid expenses .......................................              252              (124)              (389)
    Accounts payable .......................................           (7,908)           (3,453)             6,621
    Accrued expenses .......................................            1,321             3,650             15,244
    Deferred revenue .......................................          (16,626)           (4,760)             2,000
                                                                    ---------         ---------          ---------
Net cash used by operating activities ......................          (38,831)          (63,959)          (372,468)
                                                                    ---------         ---------          ---------
Cash flows from investing activities:
  Purchase of investments ..................................          (11,992)          (19,184)          (358,262)
  Proceeds from sale and maturity of investments ...........           23,428            39,186            325,470
  Proceeds from sale of property, plant and equipment ......               77                 7                751
  Purchase of property, plant and equipment ................             (225)             (456)           (11,304)
  Acquisition of Avid Corporation, net of cash acquired ....               --                --             (3,053)
                                                                    ---------         ---------          ---------
Net cash provided (used) by investing activities ...........           11,288            19,553            (46,398)
                                                                    ---------         ---------          ---------
Cash flows from financing activities:
  Sale of stock, net of related issuance costs .............              147            78,557            452,307
  Sale of options under salary investment option
    grant program ..........................................               75                57                457
  Proceeds from stock options/warrants exercised ...........               27               288                934
  Proceeds from notes payable ..............................               --                --              3,793
  Proceeds from equipment financing ........................              169                --                523
  Principal payments on capital lease obligations
    and notes payable ......................................           (1,173)               (7)            (2,452)
                                                                    ---------         ---------          ---------
Net cash (used) provided by financing activities ...........             (755)           78,895            455,562
                                                                    ---------         ---------          ---------
Net (decrease) increase in cash and cash equivalents .......          (28,298)           34,489             36,696
Cash and cash equivalents at beginning of period ...........           64,994            14,055                 --
                                                                    ---------         ---------          ---------
Cash and cash equivalents at end of period .................        $  36,696         $  48,544          $  36,696
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

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         CONVERTIBLE
                                        PREFERRED STOCK                         COMMON STOCK        ADDITIONAL
                                     ----------------------                 ---------------------    PAID-IN    ACCUMULATED
                                      SHARES       AMOUNT      WARRANTS      SHARES       AMOUNT     CAPITAL      DEFICIT
                                     ---------    ---------    ---------    ---------   ---------   ----------   ----------
Initial sale of stock ............         933    $       1    $      --        1,175   $       1   $     710    $       --
Additional sale of stock .........       4,249            4           --        1,495           2       3,137            --
Stock-based compensation .........          --           --           --           --          --          12            --
Comprehensive loss:
  Net loss .......................          --           --           --           --          --          --          (967)
                                     ---------    ---------    ---------    ---------   ---------   ---------    ----------
Balance, December 31, 1995 .......       5,182            5           --        2,670           3       3,859          (967)
Sale of stock ....................       3,756            4           --        4,943           5      59,506            --
Stock-based compensation .........          --           --          152          700           1       1,127            --
Stock options exercised ..........          --           --           --          317          --          57            --
Conversion of Preferred to
  Common Stock ...................      (8,938)          (9)          --        8,938           9          --            --
Comprehensive loss:
  Net loss .......................          --           --           --           --          --          --       (10,917)
                                     ---------    ---------    ---------    ---------   ---------   ---------    ----------
Balance, December 31, 1996 .......          --           --          152       17,568          18      64,549       (11,884)
Sale of stock ....................          --           --           --        2,014           2      29,521            --
Acquisition of Avid Corp. ........          --           --           --          400          --       8,117            --
Sale of stock options ............          --           --           --           --          --          70            --
Stock-based compensation .........          --           --          (38)          --          --          --            --
Stock options exercised ..........          --           --           --           13          --           3            --
Comprehensive loss:
  Net loss .......................          --           --           --           --          --          --       (37,668)
                                     ---------    ---------    ---------    ---------   ---------   ---------    ----------
Balance, December 31, 1997 .......          --           --          114       19,995          20     102,260       (49,552)
Sale of stock ....................         170           --           --        8,868           9     116,325            --
Sale of stock options ............          --           --           --           --          --          97            --
Stock-based compensation .........          --           --           --           --          --          --            --
Stock options exercised ..........          --           --           --            8          --           1            --
Comprehensive loss:
  Change in unrealized
   gains/(losses) on investments..          --           --           --           --          --          --            --
  Net loss .......................          --           --           --           --          --          --       (67,271)
                                     ---------    ---------    ---------    ---------   ---------   ---------    ----------
Balance, December 31, 1998 .......         170           --          114       28,871          29     218,683      (116,823)
Sale of stock ....................          --           --           --        6,605           7     116,211            --
Sale of stock options ............          --           --           --           --          --          95            --
Stock-based compensation .........          --           --           --            6          --         101            --
Stock options/warrants exercised..          --           --         (114)         296          --         479            --
Conversion of Preferred to
  Common Stock ...................        (170)          --           --        1,700           2          (2)           --
Purchased in-process research and
  development costs ..............          --           --           --          100          --       1,247            --
Comprehensive loss:
  Reclassification adjustment for
   gains/(losses) in net loss ....          --           --           --           --          --          --            --
  Change in unrealized
   gains/(losses) on investments..          --           --           --           --          --          --            --
  Net loss .......................          --           --           --           --          --          --      (104,621)
                                     ---------    ---------    ---------    ---------   ---------   ---------    ----------
Balance, December 31, 1999 .......          --    $      --    $      --       37,578   $      38   $ 336,814    $ (221,444)
(CONTINUED)
                                                    ACCUMULATED
                                     COMPREHENSIVE     OTHER
                                        INCOME      COMPREHENSIVE    DEFERRED
                                        (LOSS)      INCOME/(LOSS)  COMPENSATION    TOTAL
                                     -------------  -------------  ------------  ---------
Initial sale of stock ............   $              $          --  $         --  $     712
Additional sale of stock .........                             --            --      3,143
Stock-based compensation .........                             --           (12)        --
Comprehensive loss:
  Net loss .......................            (967)            --            --       (967)
                                     -------------  -------------  ------------  ---------
Balance, December 31, 1995 .......            (967)            --           (12)     2,888
Sale of stock ....................                             --            --     59,515
Stock-based compensation .........                             --          (141)     1,139
Stock options exercised ..........                             --           (26)        31
Conversion of Preferred to
  Common Stock ...................                             --            --         --
Comprehensive loss:
  Net loss .......................         (10,917)            --            --    (10,917)
                                     -------------  -------------  ------------  ---------
Balance, December 31, 1996 .......         (10,917)            --          (179)    52,656
Sale of stock ....................                             --            --     29,523
Acquisition of Avid Corp. ........                             --            --      8,117
Sale of stock options ............                             --            --         70
Stock-based compensation .........                             --            48         10
Stock options exercised ..........                             --             6          9
Comprehensive loss:
  Net loss .......................         (37,668)            --            --    (37,668)
                                     -------------  -------------  ------------  ---------
Balance, December 31, 1997 .......         (37,668)            --          (125)    52,717
Sale of stock ....................                             --            --    116,334
Sale of stock options ............                             --            --         97
Stock-based compensation .........                             --            48         48
Stock options exercised ..........                             --             7          8
Comprehensive loss:
  Change in unrealized
   gains/(losses) on investments..              18             18            --         18
  Net loss .......................         (67,271)            --            --    (67,271)
                                     -------------  -------------  ------------  ---------
Balance, December 31, 1998 .......         (67,253)            18           (70)   101,951
Sale of stock ....................                             --            --    116,218
Sale of stock options ............                             --            --         95
Stock-based compensation .........                             --            58        159
Stock options/warrants exercised..                             --            12        377
Conversion of Preferred to
  Common Stock ...................                             --            --         --
Purchased in-process research and
  development costs ..............                             --            --      1,247
Comprehensive loss:
  Reclassification  adjustment for
   gains/(losses) in net loss ....             (21)           (21)           --        (21)
  Change in unrealized
   gains/(losses) on investments..            (132)          (132)           --       (132)
  Net loss .......................        (104,621)            --            --   (104,621)
                                     -------------  -------------  ------------  ---------
Balance, December 31, 1999 .......   $    (104,774) $        (135) $         --  $ 115,273
(CONTINUED)

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          CONVERTIBLE
                                        PREFERRED STOCK                         COMMON STOCK       ADDITIONAL
                                     ----------------------                 ---------------------    PAID-IN     ACCUMULATED
                                      SHARES       AMOUNT      WARRANTS      SHARES      AMOUNT     CAPITAL        DEFICIT
                                     ---------    ---------    ---------    ---------   ---------  ----------    -----------
(CONTINUED)
Sale of stock ....................          --    $      --    $      --          326   $       1   $   1,608    $       --
Sale of stock options ............          --           --           --           --          --          52            --
Stock-based compensation .........          --           --           --           --          --         348            --
Stock options/warrants exercised..          --           --           --          225          --         378            --
Purchased in-process research and
  development costs ..............          --           --           --          400          --       5,350            --
Comprehensive loss:
  Reclassification  adjustment for
   gains/(losses) in net loss ....          --           --           --           --          --          --            --
  Change in unrealized
   gains/(losses) on investments..          --           --           --           --          --          --            --
  Net loss .......................          --           --           --           --          --          --      (109,525)
                                     ---------    ---------    ---------    ---------   ---------   ---------    ----------
Balance, December 31, 2000 .......          --           --           --       38,529          39     344,550      (330,969)
Sale of stock ....................         200           --           --       36,058          36     125,070            --
Sale of stock options ............          --           --           --           --          --          68            --
Stock-based compensation .........          --           --           --           --          --         183            --
Stock options/warrants exercised..          --           --           --          142          --         289            --
Purchased in-process research and
  development costs ..............          --           --           --          100          --         320            --
Conversion of Preferred to
  Common Stock ...................        (200)          --           --        2,000           2          (2)           --
Comprehensive loss:
  Reclassification  adjustment for
   gains/(losses) in net loss ....          --           --           --           --          --          --            --
  Change in unrealized
   gains/(losses) on investments..          --           --           --           --          --          --            --
  Net loss .......................          --           --           --           --          --          --       (75,926)
                                     ---------    ---------    ---------    ---------   ---------   ---------    ----------
Balance, December 31, 2001 .......          --           --           --       76,829          77     470,478      (406,895)
(UNAUDITED)
Sale of stock ....................          --           --           --           54          --         147            --
Sale of stock options ............          --           --           --           --          --          75            --
Stock-based compensation .........          --           --           --           --          --          80            --
Stock options/warrants exercised..          --           --           --           21          --          27            --
Comprehensive loss:
  Reclassification  adjustment for
   gains/(losses) in net loss ....          --           --           --           --          --          --            --
  Change in unrealized
   gains/(losses) on investments..          --           --           --           --          --          --            --
  Net loss .......................          --           --           --           --          --          --       (17,775)
                                     ---------    ---------    ---------    ---------   ---------   ---------    ----------
Balance, September 30, 2002.......          --    $      --    $      --       76,904   $      77   $ 470,807    $ (424,670)
                                     =========    =========    =========    =========   =========   =========    ==========

                                                    ACCUMULATED
                                     COMPREHENSIVE     OTHER
                                        INCOME      COMPREHENSIVE    DEFERRED
                                        (LOSS)      INCOME/(LOSS)  COMPENSATION    TOTAL
                                     -------------  -------------  ------------  ---------
(CONTINUED)
Sale of stock ....................   $              $          --  $         --  $   1,609
Sale of stock options ............                             --            --         52
Stock-based compensation .........                             --            --        348
Stock options/warrants exercised..                             --            --        378
Purchased in-process research and
  development costs ..............                             --            --      5,350
Comprehensive loss:
  Reclassification  adjustment for
   gains/(losses) in net loss ....             133            133            --        133
  Change in unrealized
   gains/(losses) on investments..             163            163            --        163
  Net loss .......................        (109,525)            --            --   (109,525)
                                     -------------  -------------  ------------  ---------
Balance, December 31, 2000 .......        (109,229)           161            --     13,781
Sale of stock ....................                             --            --    125,106
Sale of stock options ............                             --            --         68
Stock-based compensation .........                             --            --        183
Stock options/warrants exercised..                             --            --        289
Purchased in-process research and
  development costs ..............                             --            --        320
Conversion of Preferred to
  Common Stock ...................                             --            --         --
Comprehensive loss:
  Reclassification  adjustment for
   gains/(losses) in net loss ....             (57)           (57)           --        (57)
  Change in unrealized
   gains/(losses) on investments..             189            189            --        189
  Net loss .......................         (75,926)            --            --    (75,926)
                                     -------------  -------------  ------------  ---------
Balance, December 31, 2001 .......         (75,794)           293            --     63,953
(UNAUDITED)
Sale of stock ....................                             --            --        147
Sale of stock options ............                             --            --         75
Stock-based compensation .........                             --            --         80
Stock options/warrants exercised..                             --            --         27
Comprehensive loss:
  Reclassification  adjustment for
   gains/(losses) in net loss ....            (172)          (172)           --       (172)
  Change in unrealized
   gains/(losses) on investments..               5              5            --          5
  Net loss .......................         (17,775)            --            --    (17,775)
                                     -------------  -------------  ------------  ---------
Balance, September 30, 2002.......   $     (17,942) $         126  $         --  $  46,340
                                     =============  =============  ============  =========


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

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triangle Pharmaceuticals, Inc. and its wholly-owned subsidiaries (the "Company" or "Triangle") have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. Triangle is a development stage company and has incurred losses and negative cash flows from operations since its inception. The Company has sufficient liquidity to continue its planned operations through the second quarter of 2003. Continuation of its operations beyond that date will require the Company to raise additional capital through equity or debt financings or from other sources. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.   NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. For the three and nine month periods ended September 30, 2002 and 2001, the weighted average shares outstanding used in the calculation of net loss per common share do not include potential shares outstanding because they have the effect of reducing net loss per common share.

4.   LICENSING AGREEMENTS

     As of September 30, 2002, the Company has multiple license agreements for its portfolio of drug candidates. In the aggregate, these agreements may require future payments of up to $40,750 contingent upon the achievement of development milestones, up to $30,000 upon the achievement of sales milestones, and $1,250 of future research and development payments. The Company is also obligated to issue 250 shares of common stock if development milestones are achieved regarding compounds for the treatment of hepatitis B obtained in the Avid Corporation acquisition. Additionally, the Company will pay royalties ranging from 12% to 23.25% of net sales of each licensed product depending on the net sales volume for each approved drug candidate. The Company's license agreements also require minimum royalty payments commencing three years after regulatory approval of the licensed compound. Milestone payments are typically contingent on completing phases of clinical trials and receiving registrations for compounds. Depending on the Company's success and timing in obtaining regulatory approval, aggregate annual minimum royalties and annual license preservation fees could range from $75 (if only a single drug candidate is approved for one indication) to $43,000 (if all drug candidates are approved for all indications) under the Company's existing license agreements.

                         TRIANGLE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.   TERMINATION OF ABBOTT ALLIANCE

     On July 30, 2002, the Company terminated its alliance with Abbott Laboratories ("Abbott"). In connection with this termination, the Company: reacquired all rights previously granted to Abbott for Coviracil(R) for the treatment of HIV and hepatitis B, amdoxovir, and clevudine; will no longer be required to provide Abbott a right of first discussion on all future compounds developed; will have access to two unsecured lines of credit totaling $42,500, subject to reduction if the Company receives certain types of non-dilutive financing or to the extent the Company's aggregate cash and investment balances exceed $40,000; executed a new manufacturing and supply agreement whereby Abbott will manufacture Coviracil subject to certain terms and conditions; will forego rights to all remaining milestone payments and its right to co-promote Kaletra(R), Abbott's HIV product; and granted a 1% royalty to Abbott on the first $200,000 of cumulative, worldwide Coviracil sales. In addition, this termination resulted in all but $2,000 of the then remaining deferred revenue being recognized as revenue in the Company's third quarter 2002 results, resignation of Abbott's representative on the board of directors and termination of Abbott's right to purchase additional Triangle common stock.

6.   CONTINGENCIES

     On May 31, 2002, Emory University ("Emory"), GlaxoSmithKline plc ("GlaxoSmithKline") and Shire Pharmaceuticals Group plc ("Shire") settled patent disputes involving lamivudine and Coviracil. Under the terms of the settlement, Emory received an exclusive license from Shire under Shire's patents relating to Coviracil and methods for its use and manufacture, and Shire and GlaxoSmithKline received exclusive licenses under Emory's patents relating to lamivudine. Under the terms of the Company's license agreement with Emory, Triangle automatically acquired an exclusive sublicense to the Shire patents relating to Coviracil granted under the terms of the settlement, thereby resolving all previously pending patent disputes regarding Coviracil.

     On August 30, 2002, the Company resolved its patent disputes involving amdoxovir with Shire. Under the terms of the settlement, Emory and the University of Georgia Research Foundation, Inc. ("University of Georgia") received an exclusive license to Shire's patent rights covering amdoxovir and methods for its use and manufacture. Under the terms of this license agreement, Triangle acquired an exclusive sublicense to these rights in exchange for an obligation to pay Shire an incremental royalty on future amdoxovir sales. Under the settlement agreement, Emory, University of Georgia and Triangle granted Shire an exclusive license under their patent rights to BCH-13520 and methods for its use and manufacture.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." The objectives of SFAS No. 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." As the title implies, SFAS No. 145 rescinds or amends previously issued authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are required to be applied for exit or disposal activities initiated after December 31, 2002.

     The Company adopted SFAS Nos. 142 and 144 as of January 1, 2002, and expects to adopt SFAS Nos. 143, 145 and 146 as of January 1, 2003, as required. Adoption of SFAS Nos. 142 and 144 did not have a significant impact, and the Company does not expect SFAS Nos. 143, 145 and 146 to have a significant impact, on its consolidated financial position, results of operations and cash flows.

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

OVERVIEW

     Triangle is engaged in the development of new drug candidates primarily for serious viral diseases. Since our inception on July 12, 1995, our operating activities have related primarily to developing our drug candidates, raising working capital, negotiating license and option and other strategic arrangements for our drug candidates and recruiting personnel. We have not received any revenues from the sale of products and none of our products will be commercially available before the year 2003. As of September 30, 2002, our accumulated deficit was approximately $424.7 million.

     We require substantial working capital to fund the development and potential commercialization of our drug candidates. We will require significant expenditures to fund preclinical/toxicology testing, clinical research studies, drug synthesis and manufacturing, license obligations, development of a sales and marketing infrastructure and ongoing administrative support before receiving regulatory approvals for our drug candidates. These approvals may be delayed or not granted at all. We have been unprofitable since our inception and expect to incur substantial losses for the next several years. Because of the nature of our business, we expect that losses will fluctuate from period to period and that fluctuations may be substantial.

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

     Our operating expenses are difficult to predict and will depend on several factors. Development expenses, including expenses for drug synthesis and manufacturing, preclinical testing and clinical research activities, will depend on the ongoing requirements of our drug development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities, but many of these expenditures will occur irrespective of whether our drug candidates are approved when anticipated or at all. Additionally, selling, general and administrative expenses may vary depending on which commercialization strategy is adopted for each drug candidate and whether or not we enter into collaborations with third parties to commercialize our products. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
----------------------------------------------
COLLABORATIVE REVENUE

     Revenue totaled $14.6 million for the three months ended September 30, 2002 as compared to $1.3 million for the same period in 2001. Revenue is solely related to the realization of deferred collaborative revenue associated with the Abbott Laboratories strategic alliance, the Abbott Alliance, which we terminated on July 30, 2002. Prior to this termination, $31.7 million of non-contingent research and development payments were being amortized over the projected development period for our drug candidates under the Abbott Alliance. The termination of this arrangement resulted in all but $2.0 million of our remaining deferred revenue being recognized upon termination, as we will no longer have development obligations to Abbott for any of our drug candidates. The remaining deferred revenue will be recognized in conjunction with, and to offset, Coviracil royalty payments to Abbott, which are based upon worldwide Coviracil sales.

LICENSE FEES

     License fees totaled $1.6 million for the three months ended September 30, 2002 as compared to $500,000 for the same period in 2001. The increase in 2002 license fees, as compared to 2001, is related to the timing and magnitude of milestone obligations and preservation payments under our license and option agreements for our portfolio of drug candidates. Future license fees may consist of milestone payments or preservation payments under our license agreements, the amount of which could be substantial and the timing of which will depend on a number of factors that we cannot predict. These factors include, among others, the success of our drug development programs, the timing of regulatory submissions, the amount of capital available for allocation to individual drug candidates in our portfolio, and the extent to which we may in-license or out-license drug candidates.

DEVELOPMENT EXPENSES

     Development expenses totaled $12.2 million for the three months ended September 30, 2002 as compared to $15.5 million for the same period in 2001. The decrease in 2002 development expenses, as compared to 2001, is due primarily to the discontinuation of certain development projects associated with our restructuring in August 2001 as well as a significant reduction in patent litigation related expenses. See "--Litigation and Other Contingencies."

     On September 3, 2002, we submitted a New Drug Application, NDA, to the U.S. Food and Drug Administration, FDA, for U.S. marketing approval of Coviracil to treat HIV disease. On November 1, 2002, the FDA notified us that our NDA had been accepted for standard review. Accordingly, we hope to have our first NDA approved as early as the third quarter of 2003. We intend to submit a Marketing Authorisation Application, MAA, in Europe, and to complete our evaluation of alternative strategies for the commercialization of Coviracil before December 31, 2002. Once approved, these authorizations would allow us to market Coviracil for the treatment of HIV disease in the United States and the European Union.

     Our future development expenses will depend on the results and magnitude of our clinical and preclinical/toxicology activities, our targeted future cash usage, availability of capital to simultaneously fund multiple drug candidate development programs and requirements imposed by regulatory agencies. In addition, we occasionally enter into collaborative arrangements with governmental and other parties to assist in conducting the clinical trials necessary for the development of our compounds. This practice allows us to benefit from the experience of the collaborative party in conducting such trials and to share some of the financial and administrative burden of these trials. To date, we have entered into collaborative clinical trial arrangements for our Coviracil, amdoxovir and immunostimulatory sequences, ISS, drug candidates. Since our development expenses will depend on our clinical and preclinical activities, development expenses may fluctuate significantly from period to period. We expect our development costs to increase as more of our development programs enter into the later stages of clinical development. In addition, if we in-license or out-license rights to drug candidates our development expenses may fluctuate significantly from prior periods.

PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

     There was no purchased research and development expense for the three months ended September 30, 2002 as compared to $320,000 for the same period in 2001. The 2001 charge relates to the September 2001 issuance of 100,000 shares of common stock as consideration to the former Avid Corporation shareholders for their remaining rights relating to mozenavir dimesylate. That issuance satisfied all current and any future obligations in regards to contingent development obligations for mozenavir dimesylate to the former Avid Corporation shareholders and no future purchased research and development expenses are currently anticipated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses totaled $2.3 million for the three months ended September 30, 2002 as compared to $1.6 million for the same period in 2001. The increase in 2002 selling, general and administrative expenses, as compared to 2001, is primarily related to an increase in 2002 salaries and benefits as well as an increase in 2002 professional services, including legal services. Our selling, general and administrative expenses may fluctuate from period to period and such fluctuations may be significant. Future selling, general and administrative expenses will depend on the level and method of our future development and commercialization activities, the commercial availability of our products and the commercialization strategy we adopt. We expect that our selling, general and administrative expenses will increase significantly in future periods that immediately precede and follow our first product launch and subsequent launches of other products.

RESTRUCTURING EXPENSE

     There was no restructuring expense for the three months ended September 30, 2002 as compared to $2.3 million for the same period in 2001. In August 2001, we announced and began a restructuring of our development activities and overall operations designed to lower our near term monthly cash usage and to focus our financial and human resources on activities that are expected to have the highest probability of near term regulatory approval and economic return. The charges recorded at that time were sufficient to complete the corporate restructuring.

GAINS (LOSSES) ON INVESTMENTS, NET

     Gains on investments totaled $11,000 for the three months ended September 30, 2002 as compared to $9,000 of gains for the same period in 2001. These gains represent realized gains on our general investment portfolio.

INTEREST INCOME, NET

     Net interest income totaled $456,000 for the three months ended September 30, 2002 as compared to $764,000 for the same period in 2001. The significant decrease in 2002 interest income, as compared to 2001, is due to smaller average investment balances and much lower short-term interest rates in the third quarter of 2002. Future interest income will depend on our future cash and investment balances and the return on these investments. See "--Liquidity and Capital Resources."

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
---------------------------------------------
COLLABORATIVE REVENUE

     Revenue totaled $16.6 million for the nine months ended September 30, 2002 as compared to $4.8 million for the same period in 2001. Revenue is solely related to the realization of deferred collaborative revenue associated with the Abbott Alliance which we terminated on July 30, 2002. Prior to this termination, $31.7 million of non-contingent research and development payments were being amortized over the projected development period for our drug candidates under the Abbott Alliance. The termination of this arrangement resulted in all but $2.0 million of our remaining deferred revenue being recognized upon termination, as we will no longer have development obligations to Abbott for any of our drug candidates. The remaining deferred revenue will be recognized in conjunction with, and to offset, Coviracil royalty payments to Abbott, which are based upon worldwide Coviracil sales.

LICENSE FEES

     License fees totaled $1.8 million for the nine months ended September 30, 2002 as compared to $2.5 million for the same period in 2001. License fees for 2002 and 2001 relate to the recognition of milestone obligations and preservation fees under our license and option agreements for our portfolio of drug candidates. The decrease in 2002 license fee expense, as compared to 2001, is related to the timing and magnitude of milestone obligations and preservation payments under our license and option agreements for our portfolio of drug candidates. Future license fees may consist of milestone payments or preservation payments under our license agreements, the amount of which could be substantial and the timing of which will depend on a number of factors that we cannot predict. These factors include, among others, the success of our drug development programs, the timing of regulatory submissions, the amount of capital available for allocation to individual drug candidates in our portfolio, and the extent to which we may in-license or out-license drug candidates.

DEVELOPMENT EXPENSES

     Development expenses totaled $38.9 million for the nine months ended September 30, 2002 as compared to $58.1 million for the same period in 2001. Development expenses for 2002 consisted primarily of expenses for clinical trials, employee compensation, drug synthesis and amounts paid for professional services. Development expenses for 2001 consisted primarily of expenses for drug synthesis, clinical trials, employee compensation, and preclinical/toxicology testing. The substantial decrease in 2002 development expenses, as compared to 2001, is the result of significantly reduced spending on non-core development programs, other drug candidates, and moderated spending as a result of our restructuring in August 2001, as well as substantially reduced manufacturing and patent litigation expenses for Coviracil and amdoxovir. As all of the previously pending intellectual property disputes associated with Coviracil and amdoxovir have been resolved, we expect that our future patent litigation costs will decrease significantly from historical levels. See "--Litigation and Other Contingencies."

     Development expenses by major project for the nine months ended September 30, 2002 and 2001 are shown below (dollars in thousands).

---------------------------------------------------------------------------------------------------------
             COMPOUND                INDICATION      2002 COSTS      %   2001 COSTS  %   DIFFERENCE    %
---------------------------------------------------------------------------------------------------------
Coviracil                           HIV               $   17,366     45   $ 18,553   32  $  (1,187)   (6)

Amdoxovir                           HIV                      825      2      9,799   17     (8,974)  (92)

Clevudine                           Hepatitis B            1,048      3      2,074    4     (1,026)  (49)

Coviracil                           Hepatitis B            3,490      9      3,152    5        338    11

Immunostimulatory sequences         Hepatitis B              943      2      1,750    3       (807)  (46)
candidate

Other drug candidates                                        506      1      6,283   11     (5,777)  (92)

Indirect (unallocated) development costs                  14,761     38     16,504   28     (1,743)  (11)

Total                                                 $   38,939    100   $ 58,115  100  $ (19,176)  (33)
---------------------------------------------------------------------------------------------------------

     Our future development expenses will depend on the results and magnitude of our clinical and preclinical/toxicology activities, our targeted future cash usage, availability of capital to simultaneously fund multiple drug candidate development programs and requirements imposed by regulatory agencies. In addition, we occasionally enter into collaborative arrangements with governmental and other parties to assist in conducting the clinical trials necessary for the development of our compounds. This practice allows us to benefit from the experience of the collaborative party in conducting such trials and to share some of the financial and administrative burden of these trials. To date, we have entered into collaborative clinical trial arrangements for our Coviracil, amdoxovir and ISS drug candidates. Since our development expenses will depend on our clinical and preclinical activities, development expenses may fluctuate significantly from period to period. We expect our development costs to increase as more of our development programs enter into the later stages of clinical development. In addition, if we in-license or out-license rights to drug candidates our development expenses may fluctuate significantly from prior periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses totaled $5.3 million for the nine months ended September 30, 2002 as compared to $6.6 million for the same period in 2001. Selling, general and administrative expenses for 2002 consisted primarily of employee compensation, amounts paid for outside professional services, insurance costs and rent expense. Selling, general and administrative expenses for 2001 consisted primarily of employee compensation, amounts paid for outside professional services, and rent expense. The decrease in 2002 selling, general and administrative expenses, as compared to 2001, is primarily related to decreased 2002 sales and marketing spending for the period. Our selling, general and administrative expenses may fluctuate from period to period and such fluctuations may be significant. Future selling, general and administrative expenses will depend on the level and method of our future development and commercialization activities, the commercial availability of our products and the commercialization strategy we adopt. We expect that our selling, general and administrative expenses will increase significantly in future periods that immediately precede and follow our first product launch and subsequent launches of other products.

GAINS (LOSSES) ON INVESTMENTS, NET

     Gains on investments totaled $16,000 for the nine months ended September 30, 2002 as compared to $76,000 of gains for the same period in 2001. These gains represent realized gains on our general investment portfolio.

INTEREST INCOME, NET

     Net interest income totaled $1.7 million for the nine months ended September 30, 2002 as compared to $2.7 million for the same period in 2001. The significant decrease in 2002 interest income, as compared to 2001, is due to smaller average investment balances in 2002 and much lower short-term interest rates. Future interest income will depend on our future cash and investment balances and the return on these investments. See "--Liquidity and Capital Resources."

OTHER INCOME

     Other income totaled $10.0 million for the nine months ended September 30, 2002, as compared to no income or expense for the same period in 2001. In January 2002, our then Chief Executive Officer and Chairman of the Board, Dr. David W. Barry, died unexpectedly. We subsequently received a $10.0 million payment under a key-man insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception (July 12, 1995) through September 30, 2002 primarily with the net proceeds received from private placements of equity securities, which have provided aggregate net proceeds of approximately $353.1 million, from public offerings of common stock, which have provided aggregate net proceeds of approximately $97.7 million, as well as $31.5 million of net non-contingent research and development reimbursement proceeds from the Abbott Alliance and receipt of a $10.0 million key-man insurance policy payment.

     At September 30, 2002, we had net working capital of $40.0 million, a decrease of approximately $14.1 million from December 31, 2001. The decrease in working capital is principally due to the use of funds for our normal operating expenses offset by the receipt of a $10.0 million key-man insurance policy payment received in March 2002. Our principal sources of liquidity at September 30, 2002 were $36.7 million in cash and cash equivalents, $30.6 million in investments which are considered "available-for-sale," and $1.0 million of strategic corporate investments, reflecting a $39.9 million decrease of cash, cash equivalent and investment balances over those at December 31, 2001.

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

     Amounts payable by us in the future under our existing license and research agreements are uncertain due to a number of factors, including the progress of our drug development programs, our ability to obtain regulatory approval to commercialize drug candidates and the commercial success of approved drugs. As of September 30, 2002, our existing license and research agreements may require future cash payments of up to $40.8 million contingent on the achievement of development milestones, up to $30.0 million on the achievement of sales milestones, and $1.3 million of future research and development payments. As of September 30, 2002, we are also obligated to issue 250,000 shares of common stock if development milestones are achieved regarding compounds for the treatment of hepatitis B obtained in the Avid Corporation acquisition, although we are not currently developing these compounds. Additionally, we are obligated to pay royalties ranging from 12% to 23.25% of net sales of each licensed product depending on net sales volume of each of our drug candidates. Most of our license agreements require minimum royalty payments commencing three years after regulatory approval of the licensed compound. Depending on our success and timing in obtaining regulatory approval, aggregate annual minimum royalties and license preservation fees under our existing license agreements could range from $75,000 if only a single drug candidate is approved for one indication, to $43.0 million if all drug candidates are approved for all indications.

     We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our anticipated working capital requirements through the second quarter of 2003. We expect that upon approval of Coviracil for the treatment of HIV in the United States and Europe, additional liquidity may be available under the Abbott lines of credit (See "--Termination of the Abbott Alliance."). In addition, we have an effective shelf registration statement and may seek additional funding through one or more equity financings. The potential utilization of all, or a component, of either of these two financing mechanisms would extend our ability to satisfy our anticipated working capital requirements beyond the second quarter of 2003. We expect that we will be required to raise additional capital to fund our future operations through equity or debt financings or from other sources. Additional funding may not be available on favorable terms from any of these sources or at all. Our future financing needs will depend on the results of clinical trials, size of drug candidate portfolio, timing of regulatory submissions and approvals, business development activities, commercial potential of our drug candidates and our ability to successfully commercialize our drug candidates. We may also consider modifying the timing or scope of our clinical programs, out-licensing one or more of our compounds or entering into new collaborative arrangements, any of which may impact our anticipated capital requirements. Our liquidity projections are subject to several risks including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, the timing and costs related to the FDA's review and preparation for the commercial launch of Coviracil, the timing of regulatory approvals and our ability to access the Abbott lines of credit, our ability to sell common stock under our shelf registration, and other factors described under the caption "Risk and Uncertainties" elsewhere in this Form 10-Q.

TERMINATION OF THE ABBOTT ALLIANCE

     On July 30, 2002, we reacquired full product rights, including rights to all profits, from Abbott for four of our drug development programs in clinical development. We entered into a series of agreements with Abbott terminating the Abbott Alliance under which we:

     - reacquired all rights previously granted to Abbott, which includes the rights to all future profits for Coviracil for the treatment of HIV and hepatitis B, amdoxovir, and clevudine;
     - will no longer be required to provide Abbott a right of first discussion on all future compounds which we develop;
     - will have access to two unsecured lines of credit totaling $42.5 million, subject to certain terms and conditions. Upon approval of Coviracil for the treatment of HIV in the United States, Abbott will make available to us an unsecured line of credit of $30 million. Upon approval of Coviracil for the treatment of HIV in Europe, Abbott will make available to us an unsecured line of credit of $12.5 million. The amounts available under the Abbott lines of credit will be reduced if we receive certain types of non-dilutive financing from other parties. The amounts can also be reduced by the extent our aggregate cash and investment balances exceed $40.0 million.
     - executed a new manufacturing and supply agreement under which Abbott will manufacture quantities of Coviracil expected to be sufficient for approximately the first year's sales, and Abbott will provide manufacturing capabilities through July 31, 2005 at our request. Abbott will also provide resources for and facilitate the transfer of the Coviracil manufacturing process to a third-party manufacturer.
     - will forego rights to all remaining milestone payments and our right to co-promote Abbott's HIV product, Kaletra(R).
     - granted a 1% royalty to Abbott on the first $200 million of cumulative, worldwide Coviracil sales.

     Termination of the Abbott Alliance resulted in all but $2.0 million of our remaining deferred revenue being recognized in our third quarter 2002 results as we no longer have development obligations to Abbott for any of our drug candidates. In addition, Abbott's representative on our board of directors has resigned and Abbott's right to purchase additional Triangle common stock has terminated.

     We are currently exploring strategic opportunities for developing, commercializing and manufacturing our drug candidates, any of which could have a material impact on our working capital requirements and on our business as a whole. These opportunities may include alliances, out-licensing arrangements and joint ventures. In addition, from time to time we receive indications of interest from third parties to acquire us. At this time, we have no agreements or firm commitments to enter into any such arrangements. We will continue to evaluate opportunities on an ongoing basis.

LITIGATION AND OTHER CONTINGENCIES

     On May 31, 2002, Emory University, GlaxoSmithKline plc and Shire Pharmaceuticals Group plc settled patent disputes involving lamivudine and Coviracil. Under the terms of the settlement, Emory received an exclusive license from Shire under Shire's patents relating to Coviracil and methods for its use and manufacture, and Shire and GlaxoSmithKline received exclusive licenses under Emory's patents relating to lamivudine. Under the terms of our license agreement with Emory, we automatically acquired an exclusive sublicense to the Shire patents relating to Coviracil granted under the terms of the settlement, thereby resolving all previously pending patent disputes regarding Coviracil.

     On August 30, 2002, we resolved our patent disputes involving amdoxovir with Shire. Under the terms of the settlement, Emory and the University of Georgia Research Foundation, Inc., University of Georgia, received an exclusive license to Shire's patent rights covering amdoxovir and methods for its use and manufacture. Under the terms of this license agreement, Triangle acquired an exclusive sublicense to these rights in exchange for an obligation to pay Shire an incremental royalty on future amdoxovir sales. Under the settlement agreement, Emory, University of Georgia and Triangle granted Shire an exclusive license under their patent rights to BCH-13520 and methods for its use and manufacture.

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

     We generally enter into contractual agreements with third-party vendors to provide clinical, preclinical/toxicology, manufacturing and other services in the ordinary course of business. Many of these contracts are subject to milestone based invoicing and the contract could extend over several years. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. Patent related and license milestone liabilities are recorded based upon various assumptions or events that we believe are the most reasonable in each individual circumstance, as well as based upon historical experience. License milestone liabilities and the related expense are recorded when the milestone criterion achievement or license preservation payment is probable. We have not recognized any assets for inventory, intangible items or deferred taxes as we have yet to receive regulatory approval for any of our drug candidates and there is therefore uncertainty in regards to the expected net realizable value for any potential asset that could be recorded in regards to these items. We have recognized collaboration revenue based upon the amortization of non-contingent reimbursed research and development payments that were received under the Abbott Alliance. As a result of the termination of the Abbott Alliance, we have recognized all but $2.0 million of deferred revenue associated with the Abbott Alliance in our third quarter 2002 results.

     In all cases, actual results may differ from our estimates.

RISK AND UNCERTAINTIES

     IN ADDITION TO THE OTHER INFORMATION IN THIS DOCUMENT, THE FOLLOWING RISKS AND UNCERTAINTIES SHOULD BE CAREFULLY CONSIDERED IN EVALUATING US AND OUR BUSINESS.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY NEVER ACHIEVE PROFITABILITY.

     We formed Triangle in July 1995 and have incurred losses since our inception. At September 30, 2002, our accumulated deficit was $424.7 million. Our historical costs relate primarily to the acquisition and development of our drug candidates and selling, general and administrative costs. We have not generated any revenue from the sale of our drug candidates to date, and do not expect to do so before the year 2003. In addition, we expect annual losses to continue over the next several years as a result of our drug development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any products we develop. We may never generate significant revenue or achieve profitability.

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

     We have incurred negative cash flow from operations since we incorporated Triangle and do not expect to generate positive cash flow from our operations for at least the next several years. We believe that our existing cash, cash equivalents and investments will be adequate through the second quarter of 2003. We expect that we will need additional future financings to fund our operations. We may not be able to obtain adequate financing to fund our operations and any additional financing we obtain may be on terms that are not favorable to us. Our ability to access the lines of credit from Abbott is subject to conditions we may not be able to meet. Any future equity financings could substantially dilute our stockholders. If adequate funds are not available, we will be required to delay, reduce or eliminate one or more of our drug development programs or to enter into new collaborative arrangements on terms that may not be favorable to us. These collaborative arrangements could result in the transfer of valuable rights to third parties. In addition, we may acquire technologies and drug candidates that would increase our working capital requirements.

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

     Other activities required before submitting an NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and the production of a required amount of commercial grade drug product inventory which meets current Good Manufacturing Practice standards.

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

     Our clinical development program for amdoxovir was placed on partial clinical hold by the FDA as a result of concern about possible side effects called lenticular opacities. The extent to which amdoxovir increased the occurrence of lenticular opacities in patients receiving amdoxovir, if at all, is unknown. Patients in clinical studies who are benefiting from amdoxovir may continue on treatment. New studies involving patients who have failed other treatments which contained a drug from each currently approved class of anti-HIV medications and require amdoxovir in their regimens may also proceed. We plan to initiate two clinical trials to be conducted by the AIDS Clinical Trial Group in the United States and a third Phase II clinical trial in Europe. The data from these trials should help us determine several objectives, including if there is any relationship between lenticular opacities and the use of amdoxovir. Discussions with the FDA regarding the partial clinical hold are ongoing.

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

     Changes in regulatory policy or new regulations could also result in delays or rejections of our applications for approval of our drug candidates. Drug candidates designated as "fast track" products by the FDA may not continue to qualify for expedited review. Even though some of our drug candidates have received "fast track" designation, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

IF WE OR OUR LICENSORS ARE NOT ABLE TO OBTAIN AND MAINTAIN ADEQUATE PATENT PROTECTION FOR OUR DRUG CANDIDATES, WE MAY BE UNABLE TO COMMERCIALIZE OUR DRUG CANDIDATES OR PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS.

     Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our drug candidates and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. We have no issued patents solely in our own name and we have a small number of patent applications of our own pending. We have several patents and patent applications which are jointly owned with other entities. We have licensed patents, patent applications and other proprietary rights from third parties for each of our drug candidates. If we breach our licenses, we may lose rights to important technology and drug candidates.

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

     Third parties may file patent applications or receive patents that conflict with patents or patent applications we own or have licensed, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those owned by or licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our drug candidates. For example, United States patent applications are confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any license on acceptable terms or at all. Any failure to obtain licenses could delay or prevent us from pursuing the development or commercialization of our drug candidates, which would adversely affect our ability to achieve profitability.

     IMMUNOSTIMULATORY SEQUENCE PRODUCT CANDIDATES

     In March 2000, we entered into a licensing and collaborative agreement with Dynavax Technologies Corporation to develop immunostimulatory polynucleotide sequence product candidates for the prevention and/or treatment of serious viral diseases, which was amended in September 2002. The amendment narrowed the scope of the license to specific ISS which are combined with hepatitis B antigen. The amendment limits our diligence obligations to development regarding the treatment of hepatitis B and provides that Dynavax will conduct specific amounts of research for the development of the technology licensed to us. ISS are polynucleotides which stimulate the immune system, and could potentially be used in combination with our small molecule product candidates to increase the body's ability to defend against hepatitis B infection.

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

     With respect to any of our drug candidates, litigation, patent opposition and adversarial proceedings could result in substantial costs to us. We anticipate that additional litigation and/or proceedings could be initiated to enforce any patents we own or license, or to determine the scope, validity and enforceability of our or other parties' proprietary rights and the priority of an invention. Any of these activities could result in substantial costs and/or delays to us. The outcome of any of these proceedings may significantly affect our rights to develop and commercialize drug candidates and technology.

     United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. A court or administrative body may not hold our licensed patents valid or may not find an alleged infringer to be infringing. Further, the license agreements with Emory, the University of Georgia and Dynavax provide that each of these licensors is primarily responsible for any patent prosecution activities, such as litigation, patent conflict proceeding, patent opposition or other actions, for the technology licensed to us. These agreements also provide that we generally must reimburse these licensors for the costs they incur in performing these activities. Similarly, Yale University and the University of Georgia, the licensors of clevudine to Bukwang Pharm. Ind. Co., Ltd., are primarily responsible for patent prosecution activities with respect to clevudine at our expense. As a result, we generally do not have the ability to institute or determine the conduct of any patent proceedings unless our licensors elect not to institute or to abandon the proceedings. If our licensors elect to institute and prosecute patent proceedings, our rights will depend in part on the manner in which these licensors conduct the proceedings. In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle on terms that are unfavorable to us. An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using technology, any of which could adversely affect our business. Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

BECAUSE WE MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF OUR TRADE SECRETS AND KNOW-HOW, WE MAY LOSE A COMPETITIVE ADVANTAGE.

     We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, and we may not have adequate remedies for any breach. Our trade secrets may also be independently discovered by competitors. We rely on technologies to which we do not have exclusive rights or which may not be patentable or proprietary and may be available to competitors. We have filed applications for, but have not obtained, trademark registrations for various marks in the United States and other jurisdictions. We have received U.S. trademark registrations for our corporate name and our corporate name and logo, as well as the mark Coviracil(R). We have received a Canadian trademark registration for the mark Coviracil(R). We have also received a registration in the European Union for our corporate logo. Our application in the European Union for the mark Coviracil(TM) has been denied by the Office for Harmonization in the Internal Market; however, we have filed an appeal with this office.
If our appeal is not granted, we will need to adopt a different product name for emtricitabine in Europe. Several other companies use trade names that are similar to our name for their businesses. If we are unable to obtain any licenses or trademark registrations that may be necessary for the use of our corporate name, we may be required to change our name. Our management personnel were previously employed by other pharmaceutical companies. The prior employers of these individuals may allege violations of trade secrets and other similar claims relating to their drug development activities for us.

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

IF OUR LICENSORS TERMINATE THEIR AGREEMENTS WITH US, WE COULD LOSE OUR RIGHTS TO OUR DRUG CANDIDATES.

     We have licensed our drug candidates under agreements with our licensors. These agreements permit our licensors to terminate the agreements in circumstances such as our failure to achieve development milestones or the occurrence of an uncured material breach by us. The termination of any of these agreements would result in the loss of our rights to a drug candidate. On the termination of most of our license agreements, we are required to return the licensed technology to our licensors. In addition, most of these agreements provide that we generally must reimburse our licensors for the costs they incur in performing any patent prosecution activities such as litigation, patent conflict, patent opposition or other actions, for the technology licensed to us. We believe that these costs as well as other costs under our license agreements will be substantial and may increase significantly during the next several years. Our inability or failure to pay any of these costs with respect to any drug candidate could result in the termination of the license agreement for the drug candidate.

IF WE ARE NOT ABLE TO SUCCESSFULLY MANUFACTURE OUR DRUG CANDIDATES, OUR BUSINESS MAY NEVER ACHIEVE PROFITABILITY.

     We do not have any internal manufacturing capacity and we rely on third party manufacturers for the manufacture of all of our clinical trial and commercial material. We plan to use our existing relationships and to establish relationships with additional third party manufacturers for products that we develop. For instance, Abbott has agreed to manufacture an initial quantity of Coviracil, assist us in the transfer of the Coviracil manufacturing process to another third party and provide extended manufacturing capability for Coviracil upon our request. We will need to enter into other arrangements with third party manufacturers for future production of products. We may be unable to establish or maintain relationships with manufacturers on acceptable terms, and manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis for all of our products. Our dependence on third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Further, third party manufacturers may encounter manufacturing or quality control problems in manufacturing our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

BECAUSE WE NEED TO ESTABLISH OR OBTAIN ADDITIONAL SALES AND MARKETING RESOURCES AND CAPABILITIES, WE MAY BE UNABLE TO SUCCESSFULLY MARKET, SELL OR DISTRIBUTE PRODUCTS WE DEVELOP.

     We do not have an established sales force to market and distribute any products we successfully develop. We will have to develop a sales force and/or rely on arrangements with third parties for the marketing, distribution and sale of our products. We may be unable to establish marketing or sales capabilities sufficient to successfully commercialize our products or to enter into new arrangements with third parties to perform those activities on favorable terms. In addition, third parties may have significant control or influence over important aspects of the commercialization of our drug candidates, including market identification, marketing methods, pricing, composition of sales force and promotional activities. We may have limited control over the amount and timing of resources that a third party devotes to our products and may be unable to prevent any third party from pursuing alternative products that could result in the development of products that compete with our products, or their withdraw of support for our programs. Further, any internal capabilities or third party arrangements may not be successful. Our business may never achieve profitability if we fail to establish or maintain a sales force and marketing, sales and distribution capabilities.

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

     We are highly dependent on our senior management and scientific staff. The loss of the services of any member of our senior management or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. In order to pursue our drug development programs and marketing plans, we will need to hire additional qualified scientific and management personnel. Competition for qualified individuals is intense and we face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. If we are not able to attract and retain these individuals we may not be able to successfully commercialize our drug candidates. Under our amended and restated agreement with Chris A. Rallis, our President and Chief Operating Officer, Mr. Rallis has agreed to remain with us until December 31, 2002.

HEALTH CARE REFORM MEASURES AND THIRD PARTY REIMBURSEMENT PRACTICES ARE UNCERTAIN AND MAY DELAY OR PREVENT THE COMMERCIALIZATION OF OUR DRUG CANDIDATES.

     The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been considered in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. Legislative or regulatory proposals or changes in managed care systems may be adopted that may have a negative effect on our business. The announcement and/or adoption of proposals could have an adverse effect on our ability to raise capital and earn profits. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices for medical products and services. Present combination treatment regimens for the treatment of HIV are expensive and costs may increase as new combinations are developed. These costs have resulted in limitations in the reimbursement available from third party payors for the treatment of HIV infection, and we expect these limitations will continue in the future. Third party payors may not consider products we may bring to the market cost effective and may not reimburse the consumer sufficiently to allow us to sell our products on a profitable basis.

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

OUR CONTROLLING STOCKHOLDERS MAY MAKE DECISIONS YOU DO NOT CONSIDER TO BE IN YOUR BEST INTEREST.

     As of September 30, 2002, our directors, executive officers and their affiliates, excluding Warburg Pincus Private Equity VIII, L.P., Warburg Pincus, owned approximately 11.0% of our outstanding common stock. Warburg Pincus owned approximately 30.4% of our outstanding common stock. In addition, Abbott owned approximately 10.3% of our outstanding common stock. For so long as Warburg Pincus continues to own at least 5,846,222 shares of our common stock and at least 10% of our outstanding common stock, Warburg Pincus has the right to participate in any sales of equity securities by Triangle, other than sales in connection with a registered underwritten offering, a merger or similar transaction or a stock option or similar plan, in proportion to the percentage of all outstanding securities of Triangle held by Warburg Pincus at the time of the transaction. Warburg Pincus has the right to designate two people to serve as members of our board of directors. As a result, our controlling stockholders are able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Triangle that may be favored by other stockholders.

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

APPROXIMATELY 35,000,000 SHARES OF OUR COMMON STOCK MAY BE SOLD WITHOUT RESTRICTION AND APPROXIMATELY 35,300,000 SHARES ARE REGISTERED FOR SALE. SALES OF A LARGE NUMBER OF OUR SHARES MAY CAUSE OUR STOCK PRICE TO FALL EVEN IF OUR BUSINESS IS DOING WELL.

     If our stockholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2002, there were 76,903,883 shares of common stock outstanding, of which approximately 35,000,000 were immediately eligible for resale in the public market without restriction. Holders of approximately 41,900,000 shares have rights to cause us to register their shares for sale to the public. We have filed registration statements to register the sale of approximately 35,300,000 of these shares.

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

     Provisions in our charter and bylaws, as well as some provisions of Delaware law could delay or prevent the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Triangle, even if the events could be beneficial to our stockholders. For example, our bylaws divide the board of directors into three classes of directors with each class serving a three-year term, stockholders may not call a special meeting, and vacancies on the board of directors may only be filled by a vote of the directors then in office. These provisions could also limit the price that investors might be willing to pay for our common stock.

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

INTEREST RATE SENSITIVITY

     We are subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting primarily of high quality money market instruments, and government and corporate bonds. Our portfolio has a current average maturity of less than 12 months. We attempt to mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. Our investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market rates were to increase by 10 percent from levels at September 30, 2002, we expect that the fair value of our investment portfolio would decline by an immaterial aggregate amount primarily due to the relatively short maturity of the portfolio. At September 30, 2002, our portfolio consisted of approximately $25.6 million of investments maturing within one year and approximately $5.0 million of investments maturing after one year but within 30 months. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our consolidated operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

     The majority of our transactions occur in U.S. dollars and we do not have significant subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We have, however, established policies and procedures for market risk assessment, including a foreign currency-hedging program. The goal of our hedging program is to establish fixed exchange rates on firm foreign currency cash outflows and to minimize the impact to us of foreign currency fluctuations. These policies specifically provide for the hedging of firm commitments and prohibit the holding of derivative instruments for speculative or trading purposes. At September 30, 2002, we had no forward foreign currency contracts, but had investments in foreign currencies totaling approximately $265,000 used to hedge foreign currency commitments. The purchase and the holding of foreign currencies are governed by established corporate policies and procedures and are entered into when management determines this methodology to be in our best interests. These investments are subject to both foreign currency risk and interest rate risk. The hypothetical loss associated with a 10 percent devaluation of these foreign currencies would not materially affect our consolidated operating results, financial position or cash flow.

STRATEGIC INVESTMENT RISK

     In addition to our normal investment portfolio, we have a strategic investment in Dynavax valued at $1.0 million. This investment represents unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

ITEM 4. CONTROLS AND PROCEDURES

     Based on our most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, Triangle's Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 31, 2002, Emory, GlaxoSmithKline and Shire settled patent disputes involving lamivudine and Coviracil. Under the terms of the settlement, Emory received an exclusive license from Shire under Shire's patents relating to Coviracil and methods for its use and manufacture, and Shire and GlaxoSmithKline received exclusive licenses under Emory's patents relating to lamivudine. Under the terms of our license agreement with Emory, we automatically acquired an exclusive sublicense to the Shire patents relating to Coviracil granted under the terms of the settlement, thereby resolving all previously pending patent disputes regarding Coviracil.

     On August 30, 2002, we resolved our patent disputes involving amdoxovir with Shire. Under the terms of the settlement, Emory and the University of Georgia received an exclusive license to Shire's patent rights covering amdoxovir and methods for its use and manufacture. Under the terms of this license agreement, Triangle acquired an exclusive sublicense to these rights in exchange for an obligation to pay Shire an incremental royalty on future amdoxovir sales. Under the settlement agreement, Emory, University of Georgia and Triangle granted Shire an exclusive license under their patent rights to BCH-13520 and methods for its use and manufacture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. A Special Meeting of the Stockholders of Triangle Pharmaceuticals, Inc., the Meeting, was held on September 20, 2002. The holders of 58,764,742 of the 76,861,837 shares of our common stock outstanding on the record date were present at the Meeting in person or by proxy.

b. At the Meeting, a proposal to approve an amendment to the 1996 Stock Incentive Plan was approved. The proposal included amendments to our 1996 Stock Incentive Plan (i) increasing the number of shares of common stock authorized for issuance under the plan by 3,000,000 shares and (ii) increasing the number of options, stock appreciation rights and stock issuances which may be granted to any one person in the aggregate per calendar year to 1,500,000. The number of votes cast for, against and to abstain on the proposal are indicated below:

        FOR                AGAINST            ABSTENTIONS
     ----------           ---------           -----------
     48,714,898           9,968,496             81,348

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     +10.1 Amended and Restated License Agreement between Dynavax Technologies Corporation and Triangle Pharmaceuticals, Inc. dated September 25, 2002.

     +10.2 Second Amendment to License Agreement among Emory University, University of Georgia Research Foundation, Inc. and Triangle Pharmaceuticals, Inc. dated August 30, 2002.

b.   Reports on Form 8-K

     On July 31, 2002, we filed a current report on Form 8-K announcing the reacquisition of product rights from Abbott Laboratories and the results from our Phase III trial (FTC-301) for Coviracil (emtricitabine) for the treatment of HIV disease.

     On August 6, 2002, we filed a current report on Form 8-K announcing the appointment of Daniel G. Welch as Chairman and Chief Executive Officer.

     On August 13, 2002, we filed a current report on Form 8-K announcing our second quarter financial results.

     On August 13, 2002, we furnished a current report on Form 8-K pursuant to Regulation FD announcing our CEO/CFO certifications pursuant to the Sarbanes-Oxley Act. This report shall not be deemed to be incorporated by reference into this Form 10-Q or filed hereunder for purposes of liability under the Securities Exchange Act of 1934.

     On August 28, 2002, we filed a current report on Form 8-K disclosing the execution of a Stock Voting Agreement.

     On September 19, 2002, we filed a current report on Form 8-K disclosing the execution of a Third Amendment to License Agreement with Bukwang Pharm. Co. Ltd, a Termination Agreement with Abbott Laboratories, a Supply and Manufacturing Agreement with Abbott Laboratories and a Settlement and Exclusive License Agreement with Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, Inc.

     On September 23, 2002, we filed a current report on Form 8-K disclosing the execution of an Amended and Restated Employment Agreement with Chris A. Rallis and the execution of a Third Amendment to Triangle Pharmaceuticals, Inc. 1996 Incentive Plan.

     On September 24, 2002, we filed a current report on Form 8-K announcing the submission of an NDA for Coviracil for the treatment of HIV disease.

+ Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

                         TRIANGLE PHARMACEUTICALS, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIANGLE PHARMACEUTICALS, INC.

Date: November 8, 2002                     By: /s/ Daniel G. Welch
                                               ------------------------------
                                           Daniel G. Welch
                                           Chairman and Chief Executive Officer


                                    TRIANGLE PHARMACEUTICALS, INC.


Date: November 8, 2002                     By: /s/ Robert F. Amundsen, Jr.
                                               -----------------------------
                                           Robert F. Amundsen, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Daniel G. Welch certify that:

1. I have reviewed this quarterly report on Form 10-Q of Triangle Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


                                           /s/ Daniel G. Welch
                                           ------------------------------
                                           Daniel G. Welch
                                           Chairman of the Board and
                                           Chief Executive Officer

I, Robert F. Amundsen, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Triangle Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


                                           /s/ Robert F. Amundsen, Jr.
                                           --------------------------------
                                           Robert F. Amundsen, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer